Form 10-Q
period 1996-03-31
SUGEN INC
filed 1996-05-15
CIK 908121

- - -----------------------------------------------------------------------------
- - -----------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C.  20549
                           _____________________________

                                     FORM 10-Q
(Mark one)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
- - ---  Exchange Act of 1934. For the quarterly period ended March 31, 1996.

     or

     Transition report pursuant to Section 13 or 15(d) of the Securities
- - ---  Exchange Act of 1934.  For the transition period from ___________ to
     ___________.

                              Commission File Number:
                                       0-24814
                           _____________________________

                                     SUGEN, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        13-3629196
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)


           515 GALVESTON DRIVE, REDWOOD CITY, CALIFORNIA  94063
                 (address of principal executive offices)

                              (415) 306-7700
          (Registrant's telephone number, including area code)

                      _____________________________



INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                               -----   -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE. COMMON STOCK $.01 PAR VALUE; 10,496,327 SHARES OUTSTANDING AT APRIL 30, 1996.

This report on form 10-Q, including all exhibits. The exhibit index is located on page 12 of this report.

- - -----------------------------------------------------------------------------
- - -----------------------------------------------------------------------------

                                 SUGEN, INC.

                                    INDEX

                                                             PAGE NO.
                                                             --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements and Notes

          Condensed Balance Sheets - March 31, 1996
          and December 31, 1995                                  3

          Statements of Operations - for the three months
          ended March 31, 1996 and 1995                          4

          Condensed Statements of Cash Flows - for the three
          months ended March 31, 1996 and 1995                   5

          Notes to Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    7


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                       10


Signatures                                                       11


Exhibit Index                                                    12

                      PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS AND NOTES

                               SUGEN, INC.

                       CONDENSED BALANCE SHEETS
                              (IN THOUSANDS)


                                   MARCH 31,   DECEMBER 31,
                                      1996        1995
                                 ------------  ------------
ASSETS                           (unaudited)
Current assets:

  Cash and cash equivalents        $  6,193    $  8,226
  Short-term investments             40,411      45,027
  Prepaid expenses and other
    current assets                    1,183       1,034
                                 ------------  ------------
    Total current assets             47,787      54,287

Property and equipment, net           4,489       4,513
Other assets                            646         443
                                 ------------  ------------
                                   $ 52,922    $ 59,243
                                 ------------  ------------
                                 ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                 $  1,182    $    652
  Accrued liabilities                 4,456       3,587
  Deferred revenue                    5,268       6,558
  Capital lease obligations -
   current portion                    1,429       1,354
                                 ------------  ------------

    Total current liabilities        12,335      12,151

Capital lease obligations -
  non-current portion                 3,585       3,651
Commitments
Stockholders' equity:

  Common stock                       79,382      81,802
  Deferred compensation                (350)       (397)
  Accumulated deficit               (42,030)    (37,964)
                                 ------------  ------------

    Total stockholders' equity       37,002      43,441
                                 ------------  ------------

                                   $ 52,922    $ 59,243
                                 ------------  ------------
                                 ------------  ------------

                         See accompanying notes.

                                 SUGEN, INC.

                         STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                (UNAUDITED)




                                  THREE MONTHS ENDED
                                       MARCH 31,
                                  ------------------
                                    1996       1995
                                  --------   -------
Contract revenue (includes
   amounts from related party)     $3,479    $3,427

Costs and expenses:

 Research and development           6,615     4,955
 General and administrative         1,380     1,205
                                  --------   -------
    Total costs and expenses        7,995     6,160
                                  --------   -------

Operating loss                     (4,516)  (2,733)

Other income and expenses:
 Interest income                      690      414
 Interest expense                    (180)    (105)
 Gain on sale of investment in
  Selectide Corporation                 -    1,006
                                  --------   -------
    Other income, net                 510    1,315
                                  --------   -------
Net loss                          $(4,006) $(1,418)
                                  --------   -------
                                  --------   -------

Net loss per share                 $(0.38)  $(0.16)
                                  --------   -------
                                  --------   -------

Shares used in computing net loss
  per share                        10,473    8,602
                                  --------   -------
                                  --------   -------

                         See accompanying notes.

                               SUGEN, INC.

                  CONDENSED STATEMENTS OF CASH FLOWS
            INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (IN THOUSANDS)
                               (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   ----------------------
                                                                      1996        1995
                                                                   -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $ (4,006)   $  (1,418)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization                                         506          347
 Deferred revenue                                                   (1,290)      (3,448)
 Gain on sale of investment in Selectide Corporation                   -         (1,006)
 Changes in operating assets and liabilities:
   Prepaid expenses and other current assets                          (149)        (152)
   Other assets                                                       (203)         (44)
   Accounts payable                                                    530         (502)
   Accrued liabilities                                                 869          377
                                                                   -----------  ---------
Net cash provided by (used in) operating activities                 (3,743)       1,050
                                                                   -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Sales/maturities (purchases) of short-term investments, net          4,556       (7,318)
Purchases of property and equipment                                   (435)        (194)
Proceeds from sale of investment in Selectide Corporation              -          2,923
                                                                   -----------  ---------
Net cash provided by (used in) investing activities                  4,121       (4,589)
                                                                   -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                             78       12,439
Repurchase of common stock                                          (2,698)      (1,429)
Proceeds from issuance of warrants                                     200            -
Proceeds from lease financing of property and equipment                332          191
Payments under capital lease obligations                              (323)        (192)
                                                                   -----------  ---------
Net cash provided by (used in) financing activities                 (2,411)      11,009
                                                                   -----------  ---------

Net increase (decrease) in cash and cash equivalents                (2,033)       7,470
Cash and cash equivalents at beginning of period                     8,226       12,599
                                                                   -----------  ---------
Cash and cash equivalents at end of period                         $ 6,193     $ 20,069
                                                                   -----------  ---------
                                                                   -----------  ---------

                         See accompanying notes.

                                   SUGEN, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The financial information at March 31, 1996 and for the three months ended March 31, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which SUGEN, Inc. (the "Company") considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Form 10-K, as amended. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.   RESEARCH AND DEVELOPMENT COLLABORATION AGREEMENT

     In January 1996, the Company and Amgen Inc. reached an agreement to conclude their research collaboration one year earlier than originally planned due to their changed research priorities over the three years. Under the terms of this wind-down agreement, Amgen made a final cash payment to the Company of $2.5 million (of which $1.1 million was advanced in December 1995) and forgave certain advance payments made to the Company for future research work which will be recorded as wind-down revenue in 1996. Amgen also granted back to SUGEN exclusive worldwide rights to 22 proprietary signal transduction targets discovered in the course of the collaboration, subject to royalty payments back to Amgen with respect to potential future product sales. In addition, in January 1996 the Company redeemed 235,000 shares of its Common Stock from Amgen at a price of $11.48 per share, thereby reducing Amgen's current holdings of the Company's Common Stock to 152,878 shares. Amgen also purchased in January 1996 for $200,000 a seven-year warrant to purchase 200,000 shares of Common Stock at an exercise price of $15.50 per share.

                                    SUGEN, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     IN ADDITION TO HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THE FACTORS DISCUSSED BELOW AS WELL AS THE FACTORS DISCUSSED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995, AS AMENDED.

OVERVIEW

     SUGEN was founded in July 1991 to discover and develop small molecule drugs that target specific cellular signal transduction pathways. These pathways have been implicated in diseases such as cancer and diabetes as well as in dermatologic, immunologic, cardiovascular and neurologic disorders. To date, substantially all of the Company's revenue has been pursuant to collaborations with Zeneca Limited ("Zeneca"), ASTA Medica Aktiengesellschaft ("ASTA") and Amgen Inc. ("Amgen"). The Company intends to pursue its drug discovery programs independently and in collaboration with other pharmaceutical companies.

     In December 1995, the Company established an oncology product development collaboration with ASTA. The Company received a $4.0 million technology set-up fee and will receive additional fees upon the achievement of specified milestones as well as additional consideration in the form of contract services for non-collaboration work. In addition, ASTA purchased 431,137 shares of SUGEN Common Stock for $9.0 million, or $20.88 per share. In January 1996, the Company and Amgen terminated their research collaboration one year prior to the scheduled expiration. In connection with the termination, Amgen paid SUGEN $2.5 million, forgave amounts previously advanced, and purchased from SUGEN for $200,000 a warrant for 200,000 shares of Common Stock with an exercise price of $15.50 per share. In addition, SUGEN repurchased 235,000 of the 387,878 shares of SUGEN Common Stock held by Amgen at $11.48 per share. The termination arrangement further provides that the Company will make royalty and certain other payments to Amgen in the event that designated potential products are developed and marketed.

     In April 1996, the Company established a second multi-project Collaborative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the application of SUGEN's proprietary transcript imaging technology, in order to identify the differences in expression patterns of signal transduction genes that characterize each of the sixty tumor cell lines which constitute the NCI's screening panel. Interesting lead compounds from the NCI's collection will be tested in SUGEN's target-specific signal transduction assays, and lead compounds from SUGEN also will be tested against the NCI panel. SUGEN will have the option to license discoveries made through this process, for adoption into SUGEN's drug discovery programs.

     The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1996, the Company's accumulated deficit was $42.0 million.

RESULTS OF OPERATIONS

     Revenues for the three months ended March 31, 1996 and 1995 were $3.5 million and $3.4 million, respectively. Revenues for the three months ended March 31, 1996 included contract revenue from the Zeneca collaboration, and the partial recognition of both the $4.0 million technology set-up fee received in connection with the ASTA collaboration and $4.3 million wind-down fee associated with the Amgen termination. The Company recognizes the revenue from technology set-up fees and wind-down fees as the related activities are performed, generally over a twelve-month period. In connection with the termination of the Amgen agreement, the Company will recognize $4.3 million in revenue over the course of 1996. Thereafter, the Company will not recognize any additional revenue under the Amgen collaboration.

     Research and development expenses for the three months ended March 31, 1996 and 1995 were $6.6 million and $5.0 million, respectively. The increase during 1996 was primarily due to the expenses associated with additional personnel committed to the Company's research and development programs. In addition, the progression of clinical activities, including Phase I studies of the Company's lead anti-cancer compound, SU101, and the advancement of multiple programs through preclinical development contributed to higher expenses during 1996. The Company expects that its research and development expenses will continue to grow significantly during future years due to the hiring of personnel, additional preclinical studies, the progression of SU101 clinical studies, the initiation of new clinical trials and pursuant to requirements under the Company's collaborations.

     General and administrative expenses for the three months ended March 31, 1996 and 1995 were $1.4 million and $1.2 million, respectively. The increase was primarily due to additional administrative staffing and the associated recruiting and relocation expenses. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's research and development efforts. In connection with the filing of a registration statement relating to a proposed follow-on public offering, the Company has incurred offering related costs which have been deferred as a result of the Company's determination to postpone the offering indefinitely. Although amounts are not significant through March 31, 1996, total offering related costs presently are anticipated to approximate $600,000.

     Interest income for the three months ended March 31, 1996 and 1995 was $690,000 and $414,000, respectively. The increase was due to higher investment balances arising primarily from issuances of the Company's capital stock. Interest expense for the three months ended March 31, 1996 and 1995 were $180,000 and $105,000, respectively. This increase was primarily due to the Company's continued use of capital lease financing for property improvements and equipment related to the expansion of its facilities. A $1.0 million gain on the sale of the Company's investment in Selectide Corporation was included in other income during 1995. The Company expects that interest expense will continue to increase in 1996 due to the continued use of capital lease financing for equipment and facility improvements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and short-term investments of approximately $46.6 million at March 31, 1996 compared with approximately $53.3 million at December 31, 1995. This decrease in cash and investments during the three months ended March 31, 1996 was primarily due to the redemption of the Company's Common Stock from Amgen as discussed herein, combined with the net loss for the quarter.

     Through March 31, 1996, the Company's principal sources of financing were its initial public offering of Common Stock, placements of the Company's Preferred and Common Stock and funds received under the Company's collaborations with ASTA, Zeneca and Amgen. The Company's current principal sources of liquidity are its research and development collaborations with ASTA and Zeneca, its cash, cash equivalents and short-term investments and capital lease financing. The Company has a capital lease line of $3.5 million for the purchase of equipment and facility improvements. The total amount available under the facility at March 31, 1996 was $1.6 million.

     The Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments. Under these programs, commitments for research funding are approximately $4.0 million and $2.6 million in 1996 and 1997, respectively. Most of these commitments are cancelable within a three to six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation by the Company.

     Net additions of equipment and leasehold improvements for the three months ended March 31, 1996 were $435,000 compared to $240,000 for the same period last year. Capital additions increased in 1996 due to the timing of equipment purchases and facility improvements. Total capital spending for 1996 is anticipated to remain comparable to that of the prior year. The Company intends to fund future capital expenditures principally through lease financing arrangements.

     The Company estimates that its existing capital resources together with facility and equipment financing, expected revenues from its collaborations and net income from investment activities, will be sufficient to fund its planned operations through mid 1998. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, The Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which would have a material adverse effect on the Company.

     The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date a single drug candidate (SU101) has entered human clinical testing. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, even if they are developed successfully and proven to be safe and effective. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products. Moreover, the Company is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. The Company has experienced significant operating losses since its inception and expects to incur significant operating losses at least for the next several years. The development of the Company's technology and potential products will require a commitment of substantial funds to conduct these costly and time consuming activities. Substantially all of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The potential products under development by the Company never have been manufactured on a commercial scale and there can be no assurance such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company has no sales, marketing or distribution capability. If any of its products subject to collaborative agreements are developed successfully, the Company must rely on its
collaborators to market such products in many jurisdictions.   If the Company
develops any products which are not subject to collaborative agreements, it must either rely on other large pharmaceutical companies to market such products or must develop a marketing and sales force directly. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

                         PART II.  OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit Number           Description
     --------------           -----------

      3.1 Restated Certificate of Incorporation, filed February 23, 1995. (2) 3.2(ii) Bylaws of the Registrant. (1)
      3.3 Certificate of Designation of Series A Junior Participating Preferred Stock of the Registrant. (3)
     10.23+ Amended and Restated Research and License Agreement between the Registrant and Yissum Research Development
               Company of the Hebrew University of Jerusalem (labeled "Psoriasis").
     10.24+ Amended and Restated Research and License Agreement between the Registrant and Yissum Research Development
               Company of the Hebrew University of Jerusalem (labeled "Papilloma").
     10.25+ Amended and Restated Research and License Agreement between the Registrant and Yissum Research Development
               Company of the Hebrew University of Jerusalem (labeled "Sepsis/Inflammation").
     10.26+ Amended and Restated Research and License Agreement between the Registrant and Yissum Research Development
               Company of the Hebrew University of Jerusalem (labeled "Restenosis").
     10.48+  Termination and Redemption Agreement between the
               Registrant and Amgen Inc., dated January 9, 1996.
     10.49+ Warrant to purchase 200,000 shares of Common Stock of the Registrant, dated January 19, 1996, issued by the Registrant to Amgen Inc.
     10.50+  License Agreement between the Registrant and Zeneca
               Limited, dated January 19, 1996.
     27.1    Financial Data Schedule.

- - --------------------------
     + The Registrant has requested confidential treatment with respect to portions of this Exhibit.
     (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
     (2) Incorporated by reference to identically numbered exhibits filed in response to Item 14 "Exhibits" of the Company's
             Annual Report of Form 10-K for the year ended December 31,
             1994.
     (3)     Filed as an exhibit to the Form 8-K Current Report dated July
             26, 1995 and incorporated herein by reference.


     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SUGEN, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:       May 13, 1996                  SUGEN, Inc.
       --------------------


By:      /s/ James L. Tyree        By:      /s/ Christine E. Gray-Smith
    --------------------------          ----------------------------------
      James L. Tyree                     Christine E. Gray-Smith
      President                          Senior Director of Finance
                                         (Principal Financial and
                                         Accounting Officer)

                                    SUGEN, INC.

                                   EXHIBIT INDEX


Exhibit No.              Description                                       Page in Form 10-Q
- - -----------              -----------                                       -----------------

 3.1    Restated Certificate of Incorporation, filed February 5, 1995. (2)
 3.2(ii) Bylaws of the Registrant. (1)
 3.3    Certificate of Designation of Series A Junior Participating
           Preferred Stock of the Registrant. (3)
10.23+  Amended and Restated Research and License Agreement
           between the Registrant and Yissum Research Development
           Company of the Hebrew University of Jerusalem (labeled
           "Psoriasis").
10.24+  Amended and Restated Research and License Agreement
           between the Registrant and Yissum Research Development
           Company of the Hebrew University of Jerusalem (labeled
           "Papilloma").
10.25+  Amended and Restated Research and License Agreement
           between the Registrant and Yissum Research Development
           Company of the Hebrew University of Jerusalem (labeled
           "Sepsis/Inflammation").
10.26+  Amended and Restated Research and License Agreement
           between the Registrant and Yissum Research Development
           Company of the Hebrew University of Jerusalem (labeled
           "Restenosis").
10.48+  Termination and Redemption Agreement between the
           Registrant and Amgen Inc., dated January 9, 1996.
10.49+  Warrant to purchase 200,000 shares of Common Stock of the
           Registrant, dated January 19, 1996, issued by the Registrant to Amgen Inc.
10.50+  License Agreement between the Registrant and Zeneca
           Limited, dated January 19, 1996.
27.1    Financial Data Schedule



- - ------------------
 +   The Registrant has requested confidential treatment with respect to portions of this Exhibit.
(1) Incorporated by reference to identically numbered exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
(2) Incorporated by reference to identically numbered exhibits filed in response to Item 14 "Exhibits" of the Company's Annual
        Report on Form 10-K for the year ended December 31, 1994.
(3) Filed as an exhibit to the Form 8-K Current Report dated July 26, 1995 and incorporated herein by reference.