Form 10-Q
period 1996-06-30
SUGEN INC
filed 1996-08-14
CIK 908121

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------

                                    FORM 10-Q
(Mark one)

   X       Quarterly  report  pursuant  to Section 13 or 15(d) of the Securities
- ---------  Exchange Act of 1934.  For the quarterly period ended June 30, 1996.
           or
           Transition  report  pursuant to Section 13 or 15(d) of the Securities
- ---------  Exchange  Act  of 1934. For the transition period from ___________ to
           ___________.


                             Commission File Number:
                                     0-24814
                          -----------------------------

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


                          -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days. Yes  X   No
                         -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value; 10,543,057 shares outstanding at July 31, 1996.


This  report on form 10-Q,  including  all  exhibits,  contains  ___ pages.  The exhibit index is located on page 14 of this report.


================================================================================

                                   SUGEN, Inc.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements and Notes

         Condensed Balance Sheets - June 30, 1996
         and December 31, 1995                                              3

         Statements of Operations - for the three and six months
         ended June 30, 1996 and 1995                                       4

         Condensed Statements of Cash Flows - for the six
         months ended June 30, 1996 and 1995                                5

         Notes to Financial Statements                                      6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 6.  Exhibits and Reports on Form 8-K                                  12


Signatures                                                                 13


Exhibit Index                                                              14

                         PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS AND NOTES

                                  SUGEN, Inc.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                        June 30,    December 31,
                                                          1996          1995
                                                       ----------   ------------
ASSETS                                                (unaudited)
Current assets:

  Cash and cash equivalents                            $  9,113      $  8,226
  Short-term investments                                 31,125        45,027
  Prepaid expenses and other current asets                  835         1,034
                                                       --------      --------
    Total current assets                                 41,073        54,287

Property and equipment, net                               4,193         4,513
Other assets                                              1,232           443
                                                       --------      --------
                                                       $ 46,498      $ 59,243
                                                       ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  1,795      $    652
  Accrued liabilities                                     5,316         3,587
  Deferred revenue                                        1,616         6,558
  Capital lease obligations - current portion             1,556         1,354
                                                       --------      --------

    Total current liabilities                            10,283        12,151

Capital lease obligations - non-current portion           3,408         3,651
Commitments
Stockholders' equity:

  Common stock                                           79,728        81,802
  Deferred compensation                                    (303)         (397)
  Accumulated deficit                                   (46,618)      (37,964)
                                                       --------      --------

    Total stockholders' equity                           32,807        43,441
                                                       --------      --------

                                                       $ 46,498      $ 59,243
                                                       ========      ========



                            See accompanying notes.
                                       3

                                  SUGEN, Inc.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                                       Three Months Ended    Six Months Ended
                                                            June 30,              June 30,
                                                      -------------------   ------------------
                                                        1996       1995      1996        1995
                                                      -------    -------    -------    -------

Revenues:
 Contract revenue (includes amounts from
   related party)                                     $ 4,429    $ 3,448    $ 7,908    $ 6,875

Costs and expenses:
 Research and development                               7,717      5,608     14,332     10,563
 General and administrative                             1,587      1,184      2,967      2,389
                                                      -------    -------    -------    -------
    Total costs and expenses                            9,304      6,792     17,299     12,952
                                                      -------    -------    -------    -------

Operating loss                                         (4,875)    (3,344)    (9,391)    (6,077)

Other income and expenses:
 Interest income                                          598        494      1,288        908
 Interest expense                                        (174)      (104)      (354)      (209)
 Gain on sale of investment in Selectide Corporation      --        --          --       1,006
                                                      -------    -------    -------    -------
    Other income, net                                     424        390        934      1,705
                                                      -------    -------    -------    -------
Net loss                                              $(4,451)   $(2,954)   $(8,457)   $(4,372)
                                                      =======    =======    =======    =======

Net loss per share                                    $ (0.42)   $ (0.34)   $ (0.81)   $ (0.51)
                                                      =======    =======    =======    =======

Shares used in computing net loss
  per share                                            10,500      8,700     10,486      8,651
                                                      =======    =======    =======    =======




                            See accompanying notes.

                                  SUGEN, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                  (unaudited)

                                                               Six Months Ended
                                                                    June 30,
                                                                1996       1995
                                                            --------   --------

Cash flows from operating activities
Net loss                                                    $ (8,457)  $ (4,372)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization                                 1,080        713
 Deferred revenue                                             (4,942)       500
 Gain on sale of investment in Selectide Corporation            --       (1,006)
 Changes in operating assets and liabilities:
   Prepaid expenses and other current assets                     199        113
   Other assets                                                 (789)       (41)
   Accounts payable                                            1,143        135
   Accrued liabilities                                         1,729        582
                                                            --------   --------
Net cash provided by (used in) operating activities          (10,037)    (3,376)
                                                            --------   --------
Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net   13,705    (16,133)
Purchases of property and equipment                             (666)      (772)
Proceeds from sale of investment in Selectide Corporation       --        2,923
                                                            --------   --------
Net cash provided by (used in) investing activities           13,039    (13,982)
                                                            --------   --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                      424     11,061
Repurchase of common stock                                    (2,698)      --
Proceeds from issuance of warrants                               200       --
Proceeds from lease financing of property and equipment          632        766
Payments under capital lease obligations                        (673)      (398)
                                                            --------   --------
Net cash provided by (used in) financing activities           (2,115)    11,429
                                                            --------   --------

Net increase (decrease) in cash and cash equivalents             887     (5,929)
Cash and cash equivalents at beginning of period               8,226     12,599
                                                            --------   --------
Cash and cash equivalents at end of period                  $  9,113   $  6,670
                                                            ========   ========



                            See accompanying notes.
                                       5

                                   SUGEN, Inc.

                          NOTES TO FINANCIAL STATEMENTS



1.       Basis of Presentation

         The financial information at June 30, 1996 and for the six months ended June 30, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which SUGEN, Inc. (the "Company") considers necessary for a fair presentation of the financial position at such date and the operating results and cash flows for those periods. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Form 10-K, as amended. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.


2.       Research and Development Collaboration Agreement

         In January 1996, the Company and Amgen Inc. reached an agreement to conclude their research collaboration one year earlier than originally planned due to their changed research priorities over the three years. Under the terms of this wind-down agreement, Amgen made a final cash payment to the Company of $2.5 million (of which $1.1 million was advanced in December 1995) and forgave certain advance payments made to the Company for future research work which will be recorded as wind-down revenue in 1996. Amgen also granted back to SUGEN exclusive worldwide rights to 22 proprietary signal transduction targets discovered in the course of the collaboration, subject to royalty payments back to Amgen with respect to potential future product sales. In addition, in January 1996 the Company repurchased 235,000 shares of its Common Stock from Amgen at a price of $11.48 per share, thereby reducing Amgen's current holdings of the Company's Common Stock to 152,878 shares. Amgen also purchased in January 1996 for $200,000 a warrant expiring in 2003 to purchase 200,000 shares of Common Stock at an exercise price of $15.50 per share.


3.       Accrued Liabilities

         The components of accrued liabilities consist of the following:

                                                June 30,        December 31,
                                                  1996              1995
                                              ----------        ------------
                                                      (In thousands)

           Accrued R&D Services                $   2,479         $   1,381
           Accrued Compensation                      758               657
           Accrued Professional Fees                 399               344
           Other                                   1,680             1,205
                                               ---------         ---------
                                               $   5,316         $   3,587
                                               =========         =========

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

Overview

     SUGEN was founded in July 1991 to discover and develop small molecule drugs that target specific cellular signal transduction pathways. These pathways have been implicated in diseases such as cancer and diabetes as well as in dermatologic, immunologic, cardiovascular and neurologic disorders. To date, substantially all of the Company's revenue has been pursuant to collaborations with Zeneca Limited ("Zeneca"), ASTA Medica Aktiengesellschaft ("ASTA Medica") and Amgen Inc. ("Amgen"). The Company intends to pursue its drug discovery programs independently and in collaboration with other pharmaceutical companies.

     In December 1995, the Company established an oncology product development collaboration with ASTA Medica. The Company received a $4.0 million technology set-up fee and will receive additional fees upon the achievement of specified milestones as well as additional consideration in the form of contract services for non-collaboration work. In addition, ASTA Medica purchased 431,137 shares of SUGEN Common Stock for $9.0 million, or $20.88 per share. In January 1996, the Company and Amgen terminated their research collaboration one year prior to the scheduled expiration. In connection with the termination, Amgen paid SUGEN $2.5 million, forgave amounts previously advanced, and purchased from SUGEN for $200,000 a warrant to purchase 200,000 shares of Common Stock with an exercise price of $15.50 per share. In addition, SUGEN repurchased 235,000 of the 387,878 shares of SUGEN Common Stock held by Amgen at $11.48 per share. The termination arrangement further provides that the Company will make royalty and certain other payments to Amgen in the event that designated potential products are developed and marketed.

     In April 1996, the Company established a second multi-project Collaborative Research and Development Agreement ("CRADA") with the National Cancer Institute ("NCI") for the application of SUGEN's proprietary transcript imaging technology in order to identify the differences in expression patterns of signal transduction genes that characterize each of the sixty tumor cell lines which constitute the NCI's screening panel. Interesting lead compounds from the NCI's collection will be tested in SUGEN's target-specific signal transduction assays, and lead compounds from SUGEN also will be tested against the NCI panel. SUGEN will have the option to license discoveries made through this process for adoption into SUGEN's drug discovery programs.

     The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1996, the Company's accumulated deficit was $46.6 million.


Results of Operations

     The Company's revenues for the three and six months ended June 30, 1996 were $4.4 million and $7.9 million, respectively, an increase from revenues of $3.5 million and

$6.9 million during the same periods last year. Revenues for the six months ended June 30, 1996 included contract revenue from the Zeneca collaboration and the partial recognition of both the $4.0 million technology set-up fee received in connection with the ASTA Medica collaboration and the $4.3 million wind-down fee associated with the Amgen termination. The Company recognizes the revenue from technology set-up fees and wind-down fees as the related activities are performed, which is generally over a twelve-month period or less. Through June 30, 1996, a significant portion of the set-up and wind-down fees from the ASTA Medica and Amgen collaborations, respectively, had been recognized as revenue. With respect to the Amgen wind-down fees, the Company is recognizing $4.3 million in revenue during 1996. Thereafter, the Company will not recognize any additional revenue under the Amgen collaboration.

     Research and development expenses increased to $7.7 million and $14.3 million for the three and six months ended June 30, 1996, respectively, from $5.6 million and $10.6 million for the comparable periods last year. The increase during 1996 was primarily due to the expenses associated with additional personnel committed to the Company's research and development programs. In addition, the progression of clinical activities, including Phase I studies of the Company's lead anti-cancer compound, SU101, and the advancement of multiple programs through preclinical development contributed to higher expenses during 1996. The Company expects that its research and development expenses will continue to grow significantly during future years due to the hiring of personnel, additional preclinical studies, the progression of SU101 clinical studies, the initiation of new clinical trials and pursuant to requirements under the Company's collaborations.

     General and administrative expenses increased to $1.6 million and $3.0 million for the three and six months ended June 30, 1996, respectively, from $1.2 million and $2.4 million in the same periods last year. The increase was primarily due to additional administrative staffing, the associated recruiting and relocation expenses as well as severance related costs associated with the resignation of an officer. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's research and development efforts. In connection with the filing of a registration statement relating to a proposed follow-on public offering, the Company incurred offering related costs in the amount of approximately $600,000 during the six months ended June 30, 1996 which may be expensed in the latter part of 1996.

     Interest income increased to $598,000 and $1.3 million for the three and six months ended June 30, 1996, respectively, from $494,000 and $908,000 earned in the comparable periods last year. The increase was due to higher investment balances arising primarily from issuances of the Company's capital stock.
Interest expense of $174,000 and $354,000 for the three and six months ended June 30, 1996, respectively, increased from $104,000 and $209,000 incurred in the same periods last year. This increase was primarily due to the Company's continued use of capital lease financing for property improvements and equipment related to the expansion of its facilities. The Company expects that interest expense will continue to increase in 1996 due to the continued use of capital lease financing for equipment and facility improvements. A $1.0 million gain on the sale of the Company's investment in Selectide Corporation was included in other income during 1995.


Liquidity and Capital Resources

     The Company had cash, cash equivalents and short-term investments of approximately $40.2 million at June 30, 1996 compared with approximately $53.3 million at December 31, 1995. This decrease in cash and investments during the six months ended June 30, 1996 was primarily due to the net loss for the six month period combined with the repurchase of the Company's Common Stock from Amgen as discussed above, partially offset by an increase in accrued liabilities.

     Through June 30, 1996, the Company's principal sources of financing were its initial public offering of Common Stock, placements of the Company's Preferred and Common

Stock and funds received under the Company's collaborations with ASTA Medica, Zeneca and Amgen. The Company's current principal sources of liquidity are its research and development collaborations with ASTA Medica and Zeneca, its cash, cash equivalents and short-term investments and capital lease financing. The Company has a capital lease line of $3.5 million for the purchase of equipment and facility improvements, of which $1.3 million was available at June 30, 1996.

     The Company has entered into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments. Under these programs, commitments for research funding are approximately $3.4 million and $2.0 million in 1996 and 1997, respectively. Most of these commitments are cancelable within a three to six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation by the Company.

     Net additions of equipment and leasehold improvements for the six months ended June 30, 1996 were $666,000 compared to $1.0 million for the same period last year. Capital additions decreased in 1996 due to the timing of equipment purchases and facility improvements. Total capital spending for 1996 is anticipated to remain comparable to that of the prior year. The Company intends to fund future capital expenditures principally through lease financing arrangements. Although there can be no assurance that such financing will be available.

     The Company estimates that its existing capital resources together with facility and equipment financing, expected revenues from its collaborations and net income from investment activities, will be sufficient to fund its planned operations into 1998. There can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material adverse effect on the Company.

     The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date a single drug candidate (SU101) has entered human clinical testing. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, even if they are developed successfully and proven to be safe and effective. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products. The amount and timing of resources to be devoted to these activities by corporate partners are not within the control of the Company. Moreover, the Company is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential productscovered by the collaborations in many jurisdictions. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. The Company's ability to achieve profitability is dependent on its ability, alone or with others, to complete successfully the development of its proposed products, obtain the required regulatory clearances and manufacture and market its proposed products. The development of the Company's technology and potential products will require a commitment of substantial funds to conduct these costly and time consuming activities. Substantially all of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The Company has no manufacturing facilities and relies on other manufacturers to produce its compounds for research and development, preclinical and clinical products. The potential products under development by the Company never have been manufactured on a commercial scale and there can be no assurance such products can be manufactured at a cost or in quantities necessary to make them commercially viable. The Company has no sales, marketing or distribution capability. If any of its products subject to collaborative agreements are developed successfully, the Company must rely on its collaborators to market such products in many jurisdictions. If the Company develops any products which are not subject to collaborative agreements, it must either rely on other large pharmaceutical companies to market such products or must develop a marketing and sales force directly. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development is a range of additional risks, including competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

                           PART II. OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a.) On May 23, 1996, the Company held its Annual Meeting of Stockholders. The following actions were taken at the meeting:

(b.) The following four directors were each elected for a three-year term expiring at the 1999 Annual Meeting of Stockholders:

              1. 6,349,471 shares voted in favor of Heinrich Kuhn and 90,575 shares withheld their vote;
              2. 6,346,290 shares voted in favor of James L. Tyree and 93,756 shares withheld their vote;
              3. 6,349,471 shares voted in favor of Glenn S. Utt, Jr. and 90,575 shares withheld their vote;
              4. 6,349,471 shares voted in favor of Michael A. Wall and 90,575 shares withheld their vote.

         The following individual's term of office as a director continued after the meeting:

              Stephen Evans-Freke
              Anthony B. Evnin, Ph.D.
              Charles M. Hartman
              Donald E. Nickelson
              Bruce R. Ross
              Richard D. Spizzirri, Esq.
              Axel Ullrich, Ph.D.

(c.)
         1. A proposal to approve the Company's 1992 Stock Option Plan, as amended, and to increase the number of shares of Common Stock available for issuance under the Plan by 400,000 shares. 4,686,812 shares were voted in favor of the proposal, 520,202 shares were voted against the proposal, 10,166 shares abstained and 1,222,866 shares were broker non-votes.

         2. A proposal to approve the Company's 1994 Non-Employee Directors' Stock Option Plan, as amended, and to increase the number of shares of Common Stock available for issuance under the Plan by 130,000 shares. 4,974,732 shares were voted in favor of the proposal, 204,466 shares were voted against the proposal, 37,982 shares abstained and 1,222,866 shares were broker non-votes.

         3. A proposal to approve the Company's 1995 Long-Term Objectives Stock Option Plan for Senior Management, as amended. 5,043,827 shares were voted in favor of the proposal, 152,767 shares were voted against the proposal, 20,586 shares abstained and 1,222,866 shares were broker non-votes.

         4. The selection of the Company's independent auditors was ratified. 6,421,691 shares were voted in favor of the proposal, 14,755 shares were voted against the proposal, 3,600 shares abstained and zero shares were broker non-votes.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number                      Description

        3.1         Restated  Certificate of  Incorporation,  filed February 23,
                    1995. (2)
        3.2(ii)     Bylaws of the Registrant. (1)
        3.3         Certificate of Designation of Series A Junior  Participating
                    Preferred Stock of the Registrant. (3)
       10.51+       Cooperative  Research and Development  Agreement between the
                    Registrant and the National  Cancer  Institute,  dated April
                    12, 1996.
       10.52+       Termination   notice,   dated  May  24,  1996,  between  the
                    Registrant  and  Yissum  Development  Company  of The Hebrew
                    University of Jerusalem (labeled "Sepsis/Inflammation").
       10.53+       Termination   notice,   dated  May  24,  1996,  between  the
                    Registrant  and  Yissum  Development  Company  of the Hebrew
                    University of Jerusalem (labeled "Restenosis").
       27           Financial Data Schedule.

- -------------------------
       + The Registrant has requested confidential treatment with respect to portions of this Exhibit.
       (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
       (2) Incorporated by reference to identically numbered exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report of Form 10-K for the year ended December 31, 1994.
       (3) Filed as an exhibit to the Form 8-K Current Report dated July 26, 1995 and incorporated herein by reference.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SUGEN, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:       August 12, 1996                 SUGEN, Inc.




By:       /s/ Stephen Evans-Freke           By:      /s/ Christine E. Gray-Smith
      -----------------------------              -------------------------------
      Stephen Evans-Freke                        Christine E. Gray-Smith
      Chairman and                               Senior Director of Finance
      Chief Executive Officer                    (Principal Financial and
                                                    Accounting Officer)

                                   SUGEN, Inc.

                                  EXHIBIT INDEX



Exhibit No.               Description                          Page in Form 10-Q

    3.1       Restated Certificate of Incorporation, filed
              February 5, 1995. (2)
    3.2(ii)   Bylaws of the Registrant. (1)
    3.3       Certificate of Designation of Series A Junior
              Participating Preferred Stock of the Registrant.(3)
    10.51+    Cooperative Research and Development Agreement
              between the Registrant and the National Cancer
              Institute, dated April 12, 1996.
    10.52+    Termination notice, dated May 24, 1996, between the
              Registrant and Yissum Research Development Company
              of The Hebrew University of Jerusalem (labeled
              "Sepsis/Inflammation").
    10.53+    Termination notice, dated May 24, 1996. between the
              Registrant and Yissum Research Development Company
              of The Hebrew University of Jerusalem (labeled
              "Restenosis").
    27        Financial Data Schedule
- ---------------------

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