Form 10-Q/A
period 1996-06-30
SUGEN INC
filed 1996-10-24
CIK 908121

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------


                                    FORM 10-Q/A

(Mark one)

   X       Quarterly  report  pursuant  to Section 13 or 15(d) of the Securities
---------  Exchange Act of 1934.  For the quarterly period ended June 30, 1996.
           or
           Transition report pursuant to Section 13 or 15(d) of the Securities --------- Exchange Act of 1934. For the transition period from ___________ to
           ___________.


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



This report on form 10-Q/A,  including  all  exhibits,  contains ___ pages.  The exhibit index is located on page 14 of this report.



================================================================================

                                EXPLANATORY NOTE

This Form 10-Q/A is being filed solely for the purpose of amending Exhibit 10.51 to the Quarterly Report on Form 10-Q for the quarterly period ending June 30, 1996.

                                   SUGEN, Inc.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  4


Signatures                                                                 5


Exhibit Index                                                              6

Exhibit

                           PART II. OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number                      Description


       10.51* Cooperative Research and Development Agreement between the Registrant and the National Cancer Institute, dated April 12, 1996.


-------------------------


       * The Registrant has requested confidential treatment with respect to portions of this Exhibit.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SUGEN, Inc.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:       October 24, 1996                 SUGEN, Inc.




By:      /s/ Christine E. Gray-Smith       By:      /s/ Christine E. Gray-Smith
     -------------------------------            -------------------------------
     Christine E. Gray-Smith                    Christine E. Gray-Smith
     Senior Director of Finance                 Senior Director of Finance
     (Principal Financial and                   (Principal Financial and
        Accounting Officer)                        Accounting Officer)

                                   SUGEN, Inc.

                                  EXHIBIT INDEX



Exhibit No.               Description                        Page in Form 10-Q/A



    10.51* Cooperative Research and Development Agreement between the Registrant and the National Cancer
              Institute, dated April 12, 1996.


---------------------



     * The Registrant has requested confidential treatment with respect to portions of this Exhibit.