Form 10-Q
period 1996-09-30
SUGEN INC
filed 1996-11-14
CIK 908121

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q
(Mark one)

   X Quarterly report pursuant to Section 13 or 15(d) of the Securities _______ Exchange Act of 1934. For the quarterly period ended September 30,
         1996.
         or
         Transition report pursuant to Section 13 or 15(d) of the Securities _______ Exchange Act of 1934. For the transition period from ___________ to
         ___________.


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

                                 (415) 306-7700
              (Registrant's telephone number, including area code)


                          -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No
                          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value; 12,909,350 shares outstanding at October 31, 1996.


This  report on form 10-Q,  including  all  exhibits,  contains  ___ pages.  The exhibit index is located on page 14 of this report.

================================================================================

                                   SUGEN, Inc.

                                      INDEX

                                                                       PAGE NO.
                                                                       --------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements and Notes

          Condensed Balance Sheets - September 30, 1996
          and December 31, 1995                                           3

          Statements of Operations - for the three and nine months
          ended September 30, 1996 and 1995                               4

          Condensed Statements of Cash Flows - for the nine
          months ended September 30, 1996 and 1995                        5

          Notes to Financial Statements                                   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8


PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                                12


Signatures                                                                13


Exhibit Index                                                             14

                          PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS AND NOTES

                                   SUGEN, Inc.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                    September 30,   December 31,
                                                        1996            1995
                                                    ------------    ------------
ASSETS                                              (unaudited)
Current assets:
     Cash and cash equivalents                        $  4,249         $  8,226
     Short-term investments                             29,127           45,027
     Prepaid expenses and other current assets             840            1,034
                                                      --------         --------
        Total current assets                            34,216           54,287

Property and equipment, net                              4,064            4,513
Other assets                                             1,371              443
                                                      --------         --------
                                                      $ 39,651         $ 59,243
                                                      ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                 $  1,052         $    652
     Accrued liabilities                                 5,933            3,587
     Deferred revenue                                     --              6,558
     Capital lease obligations - current portion         1,706            1,354
                                                      --------         --------
        Total current liabilities                        8,691           12,151

Capital lease obligations - non-current portion          3,250            3,651

Commitments

Stockholders' equity:

     Common stock                                       81,382           81,802
     Deferred compensation                                (785)            (397)
     Note receivable from stockholder                     (883)            --
     Accumulated deficit                               (52,004)         (37,964)
                                                      --------         --------
        Total stockholders' equity                      27,710           43,441
                                                      --------         --------
                                                      $ 39,651         $ 59,243
                                                      ========         ========


                             See accompanying notes.


                                              SUGEN, Inc.

                                       STATEMENTS OF OPERATIONS
                               (In thousands, except per share amounts)
                                              (unaudited)

                                                           Three Months Ended      Nine Months Ended
                                                             September 30,          September 30,
                                                         ---------------------   --------------------
                                                           1996         1995       1996       1995
                                                         --------    --------    --------    --------
Contract revenue (includes amounts from
   related party)                                        $  2,430    $  3,427    $ 10,338    $ 10,302

Costs and expenses:
   Research and development                                 7,047       6,034      21,379      16,597
   General and administrative                               1,104       1,423       4,071       3,812
                                                         --------    --------    --------    --------
   Total costs and expenses                                 8,151       7,457      25,450      20,409
                                                         --------    --------    --------    --------

Operating loss                                             (5,721)     (4,030)    (15,112)    (10,107)

Other income and expenses:
   Interest income                                            450         439       1,738       1,347
   Interest expense                                          (167)       (136)       (521)       (345)
   Gain on sale of investment in Selectide Corporation       --          --          --         1,006
                                                         --------    --------    --------    --------
   Other income, net                                          283         303       1,217       2,008
                                                         --------    --------    --------    --------
Net loss                                                 $ (5,438)   $ (3,727)   $(13,895)   $ (8,099)
                                                         ========    ========    ========    ========

Net loss per share                                       $  (0.51)   $  (0.42)   $  (1.32)   $  (0.93)
                                                         ========    ========    ========    ========

Shares used in computing net loss
  per share                                                10,592       8,780      10,521       8,694
                                                         ========    ========    ========    ========

                             See accompanying notes.



                                          SUGEN, Inc.

                               CONDENSED STATEMENTS OF CASH FLOWS
                        Increase (decrease) in cash and cash equivalents
                                         (In thousands)
                                          (unaudited)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                    1996                1995
                                                                  --------            --------
Cash flows from operating activities
Net loss                                                          $(13,895)           $ (8,099)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                     1,673               1,154
   Deferred revenue                                                 (6,558)                (97)
   Issuance of common stock for services                              --                   139
   Gain on sale of investment in Selectide Corporation                --                (1,006)
   Changes in operating assets and liabilities:
     Prepaid expenses and other current assets                         194                  66
     Other assets                                                     (928)                (63)
     Accounts payable                                                  400                  39
     Accrued liabilities                                             2,346               1,433
                                                                  --------            --------
Net cash used in operating activities                              (16,768)             (6,434)
                                                                  --------            --------

Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net         15,755             (13,564)
Purchases of property and equipment                                 (1,074)             (1,413)
Proceeds from sale of investment in Selectide Corporation             --                 2,923
                                                                  --------            --------
Net cash provided by (used in) investing activities                 14,681             (12,054)
                                                                  --------            --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                            657              27,397
Repurchase of common stock                                          (2,698)               --
Proceeds from issuance of warrant                                      200                --
Proceeds from lease financing of property and equipment                995               1,338
Payments under capital lease obligations                            (1,044)               (649)
                                                                  --------            --------
Net cash provided by (used in) financing activities                 (1,890)             28,086
                                                                  --------            --------

Net increase (decrease) in cash and cash equivalents                (3,977)              9,598
Cash and cash equivalents at beginning of period                     8,226              12,599
                                                                  --------            --------
Cash and cash equivalents at end of period                        $  4,249            $ 22,197
                                                                  ========            ========

                             See accompanying notes.

                                        5

                                   SUGEN, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Basis of Presentation

         The financial information at September 30, 1996 and for the nine months ended September 30, 1996 and 1995 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which SUGEN, Inc. (the "Company") considers necessary for the fair presentation of the financial position at such date and the operating results and cash flows for those periods. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Form 10-K, as amended. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.       Research and Development Agreements

         In January 1996, the Company and Amgen Inc. reached an agreement to conclude their research collaboration one year earlier than originally planned due to their changed research priorities over the three years. Under the terms of this wind-down agreement, Amgen made a final cash payment to the Company of $2.5 million (of which $1.1 million was advanced in December 1995) and forgave certain advance payments made to the Company for future research work. These amounts have been recorded as wind-down revenue in 1996. Amgen also granted back to SUGEN exclusive worldwide rights to 22 proprietary signal transduction targets discovered in the course of the collaboration, subject to royalty payments back to Amgen with respect to potential future product sales. In addition, in January 1996 the Company repurchased 235,000 shares of its Common Stock from Amgen at a price of $11.48 per share, thereby reducing Amgen's current holdings of the Company's Common Stock to 152,878 shares. Amgen also purchased in January 1996 for $200,000 a warrant expiring in 2003 to purchase 200,000 shares of Common Stock at an exercise price of $15.50 per share.

3.       Accrued Liabilities

         The components of accrued liabilities consist of the following:

                                                     September 30,  December 31,
                                                        1996            1995
                                                     -------------  ------------
                                                           (In thousands)

         Accrued Research & Development Services     $   2,947      $   1,381
         Accrued Compensation                              707            657
         Accrued Professional Fees                         767            344
         Other                                           1,512          1,205
                                                     ---------      ---------
                                                     $   5,933      $   3,587
                                                     =========      =========

                                   SUGEN, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.       Stockholder's Equity

         Option Exercise and Stockholder Note

         In August 1996, an officer of the Company exercised options to purchase 132,333 shares of Common Stock at prices ranging from $6.00 to $7.50 per share. As consideration for the purchase, the officer issued a full recourse Promissory Note (the "Note") to the Company. The Note bears interest of 6.84% per annum and is due and payable on August 29, 2001. However, in the event that the officer's continous status as an employee, director or consultant with the Company is terminated for any reason prior to the full payment of the Note, the Note shall be accelerated and all remaining unpaid principal and interest shall become due and payable on the 90th day following such termination. In addition, the officer has pledged the shares purchased with this Note as collateral.

         Long-Term Objectives Stock Option Plan

         In August 1996, the Company amended the options on 180,000 shares of Common Stock then outstanding under the Long-Term Objectives Stock Option Plan to modify the vesting provisions. The amendment resulted in deferred compensation which will be amortized over the new vesting period of approximately five years. However, recognition of the deferred compensation may be accelerated upon achievement of certain milestones.

  5.     Subsequent Events

         Allergan Research and Development Collaboration Agreement

         In October 1996, the Company established an ophthamology research and development collaboration with Vision Pharmaceuticals L.P. ("Allergan"), an affiliate of Allergan, Inc. The Company received a $2.0 million initial payment for past research services, will receive annual research funding and expects to receive additional fees upon the achievement of specified milestones and royalties on any product sales. In addition, Allergan, purchased 191,571 shares of SUGEN Common Stock at a price of $20.88 per share in connection with the collaboration agreement. Subsequently, Allergan purchased 250,000 shares of Common Stock in the Company's recently completed public offering as noted below.


         Common Stock

         In October 1996, the Company sold 2,000,000 shares of its Common Stock in an underwritten public offering at a price of $12.00 per share, resulting in net proceeds of approximately $21.7 million. As part of the offering, two of the Company's collaborators, Zeneca Limited ("Zeneca") and Allergan purchased 509,000 shares and 250,000 shares of Common Stock, respectively.

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

     In January 1995, the Company established an oncology research collaboration with Zeneca. The Company received a $5.0 million technology set-up fee, receives annual research funding and will receive additional fees upon the achievement of specified milestones. In addition, Zeneca purchased 789,141 shares of Common Stock at a price of $15.84 per share.

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

     The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1996, the Company's accumulated deficit was $52.0 million.

Recent Developments

     In October 1996, the Company established an ophthalmology research collaboration with Allergan. The Company received a $2.0 million initial payment for past research services, will receive annual research funding and expects to receive additional fees upon the achievement of specified milestones and royalties on any product sales. In addition, Allergan purchased 191,571 shares of Common Stock at a price of $20.88 per share.

     In October 1996, the Company sold 2,000,000 shares of its common stock in an underwritten public offering at a price of $12.00 per share, resulting in net proceeds of approximately $21.7 million. As part of the offering, Zeneca purchased 509,000 and Allergan purchased 250,000 shares of Common Stock, respectively.

Results of Operations

     The Company's revenues for the nine months ended September 30, 1996 were $10.3 million, level with the same period in the prior year. For the three months ended September 30, 1996, revenues were $2.4 million as compared to $3.4 million in the corresponding period in the previous year. The decrease in revenue in the third quarter of 1996 compared to the corresponding period in the previous year is primarily related to the recognition of the Zeneca set-up fee which was fully recognized as revenue in 1995. Revenues for the nine months ended September 30, 1996 included contract revenue from the Zeneca collaboration and the final recognition of both the $4.0 million technology set-up fee received in connection with the ASTA Medica collaboration and the $4.3 million wind-down fee associated with the Amgen termination. The Company recognizes the revenue from technology set-up fees and wind-down fees as the related activities are performed, which is generally over a twelve-month period or less. The Company will not recognize any additional revenue under the Amgen collaboration, and will only recognize additional revenue under the ASTA Medica collaboration upon the achievement of specified milestones and for contract services related to non-collaboration work. As a result, the Company will be required to enter into new collaborations, in addition to the Allergan collaboration, in order to replace the revenues recognized under these collaborations in 1996. No assurance can be given as to the ability of the Company to enter into such collaborations on a timely basis or at all.

     Research and development expenses increased to $7.0 million and $21.4 million for the three and nine months ended September 30, 1996, respectively, from $6.0 million and $16.6 million for the comparable periods last year. The increases during 1996 are due to the expenses associated with additional personnel committed to the Company's research and development programs. In addition, the progression of clinical activities, including Phase I studies of the Company's lead anti-cancer compound, SU101, and the advancement of multiple programs through preclinical development contributed to higher expenses during 1996. The Company expects that its research and development expenses will continue to grow significantly throughout the remainder of 1996 and in future years due to the hiring of personnel, additional preclinical studies, the progression of SU101 clinical studies, the initiation of new clinical trials and pursuant to requirements under the Company's collaborations.

     General and administrative expenses increased to $4.1 million for the nine months ended September 30, 1996, from $3.8 million in the same period last year. However, general and administrative expenses decreased to $1.1 million for the three months ended September 30, 1996 from $1.4 million in the comparable period in 1995 principally due to lower headcount related expenses (including salaries, travel, and similar expenses) and consulting services during the quarter. For the nine months ended September 30, 1996, the increase was primarily due to additional administrative staffing, the associated recruiting and relocation expenses as well as costs associated with the resignation of an officer. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's research and development efforts.

     Interest income increased to $450,000 and $1.7 million for the three and nine months ended September 30, 1996, respectively, from $439,000 and $1.3 million earned in the comparable periods last year. The increase was due to higher investment balances arising primarily from issuances of the Company's capital stock. Interest expense of $167,000 and $521,000 for the three and nine months ended September 30, 1996, respectively, increased from $136,000 and $345,000 incurred in the same periods last year. This increase was primarily due to the Company's continued use of capital lease financing for property improvements and equipment related to the expansion of its facilities. The Company expects that interest expense will continue to increase in 1996 due to the continued use of capital lease financing for equipment and facility improvements. A $1.0 million gain on the sale of the Company's investment in Selectide Corporation was included in other income during 1995.

Liquidity and Capital Resources

     The Company had cash, cash equivalents and short-term investments of approximately $33.4 million at September 30, 1996 compared with approximately $53.3 million at December 31, 1995. The cash, cash equivalents and short-term investments balance at September 30, 1996 does not include the $21.7 million in net proceeds received upon the completion of the Company's follow-on offering and the $6.0 million received upon the signing of the Allergan collaboration, both of which were completed in October 1996. The decrease in cash and investments during the nine months ended September 30, 1996 was primarily due to the net loss for the nine month period combined with the repurchase of the Company's Common Stock from Amgen, as discussed above, partially offset by an increase in accrued liabilities.

     Through September 30, 1996, the Company's principal sources of financing were its initial public offering of Common Stock, placements of the Company's Preferred and Common Stock and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with Zeneca, ASTA Medica, and Allergan, its cash, cash equivalents and short-term investments and capital lease financing. The Company has a capital lease line of $3.5 million available through December 1996 for the purchase of equipment and facility improvements, of which $915,000 was available at September 30, 1996.

     The Company has entered into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of these agreements may require the Company to make milestone and royalty payments. Under these programs, total annual commitments for research funding are approximately $3.5 million and $2.0 million in 1996 and 1997, respectively. A number of these agreements expire in late 1997, however, the Company anticipates renewing these agreements which will increase the future commitments of the Company. Most of these commitments are cancelable within a three to six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation by the Company.

     From time to time, the Company evaluates potential investments in complementary businesses, products, or technologies. Currently, the Company is considering modest investments in such complementary businesses during 1996. The Company has no other present undertakings, commitments or agreements with respect to investments in other businesses.

     Net additions of equipment and leasehold improvements for the nine months ended September 30, 1996 were $1.1 million compared to $1.5 million for the same period last year. Capital additions have decreased in 1996 due to the timing of equipment purchases and facility improvements. Total capital spending for 1996 is anticipated to remain comparable to that of the prior year. The Company intends to fund future capital expenditures principally through lease financing arrangements. However, there can be no assurance that such financing will be available.

     The Company estimates that its existing capital resources, after giving effect to the net proceeds of its October 1996 Common Stock offering and collaboration agreement with Allergan, together with facility and equipment financing, anticipated revenues from its current collaborations and net income from investment activities, will be sufficient to fund its planned operations into the second half of 1998. The Company anticipates that the funds from future collaborations will extend this time period. However, there can be no assurance that the Company will enter into any such collaborations. In addition, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material adverse effect on the Company.

     The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date a single drug candidate (SU101) has entered human clinical testing. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, even if they are developed successfully and proven to be safe and effective. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. Substantially all of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including manufactuting uncertainties, the Company's lack of sales and marketing capabilities, competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

                           PART II. OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number                 Description
--------------                 -----------

   3.1       Restated Certificate of Incorporation (2)
   3.2(ii)   Bylaws of the Registrant (1)
   3.3       Certificate of Designation of Series A Junior Participating
                 Preferred Stock of the Registrant (5)
   10.54+    Research and Development Agreement between the Registrant
                 and Arqule, Inc.
   10.55     Extension of Research and License Agreement between the
                 Registrant and the Max Planck Institut
   10.56     Promissory Note received by the Registrant from Stephen Evans-Freke
   10.57     Agreement for the purchase of Common Stock of the Registrant by Vision Pharmaceuticals L.P.
   10.58+    Collaboration Agreement by and between the Registrant and
                 Vision Pharmaceuticals L.P.
   10.59+    Extension of Research Agreement between the Registrant and Yissum
                 Development Company of the Hebrew University
   10.60+++  James L. Tyree Separation Agreement
   27        Financial Data Schedule

------------------

    +        The Registrant has requested confidential treatment with respect to portions of this Exhibit.
  +++        Exhibit B  of this  Exhibit is incorporated by reference to Exhibit
                10.38 filed in response to Item 6 "Exhibits" of the Registrant's Form 10-Q for the quarter ended June 30, 1995.

   (1)       Incorporated by reference to identically numbered exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
   (2)       Incorporated by reference to identically numbered exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report of Form 10-K for the year ended December 31, 1994.
   (5)       Filed as an exhibit to the Form 8-K Current Report dated July 26,
                 1995 and incorporated herein by reference.


(b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SUGEN, Inc.

                                   SIGNATURES


Date:         November 14, 1996           SUGEN, Inc.
      --------------------------------



By:        /s/ Stephen Evans-Freke        By:    /s/ Christine E. Gray-Smith
      --------------------------------        ---------------------------------
       Stephen Evans-Freke                      Christine E. Gray-Smith
       Chairman and                             Senior Director of Finance
       Chief Executive Officer                  (Principal Financial and
                                                  Accounting Officer)

                                   SUGEN, Inc.

                                  EXHIBIT INDEX



Exhibit Number                      Description
--------------                      -----------
       3.1          Restated Certificate of Incorporation (2)
       3.2(ii)      Bylaws of the Registrant (1)
       3.3          Certificate of Designation of Series A Junior Participating
                        Preferred Stock of the Registrant (5)
       10.54+       Research and Development Agreement between the Registrant
                        and Arqule, Inc.
       10.55       Extension of Research and License Agreement between the
                        Registrant and the Max Planck Institut
       10.56        Promissory Note received by the Registrant from Stephen
                        Evans-Freke
       10.57        Agreement for the purchase of Common Stock of the Registrant by Vision Pharmaceuticals L.P.
       10.58+       Collaboration Agreement by and between the Registrant and
                        Vision Pharmaceuticals L.P.
       10.59+       Extension of Research Agreement between the Registrant and
                        Yissum Development Company of the Hebrew University
       10.60+++     James L. Tyree Separation Agreement
       27           Financial Data Schedule

--------------------

      +        The Registrant has requested  confidential treatment with respect to portions of this Exhibit.
    +++        Exhibit B of this Exhibit is incorporated by reference to Exhibit
                10.38 filed in response to Item 6 "Exhibits" of the Registrant's Form 10-Q for the quarter ended June 30, 1995.
     (1)       Incorporated  by reference to identically numbered exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
     (2)       Incorporated by  reference to identically numbered exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report of Form 10-K for the year ended December 31, 1994.
     (5)       Filed as an  exhibit to the Form 8-K  Current  Report  dated July
                26, 1995 and incorporated herein by reference.