Form 10-K
period 1996-12-31
SUGEN INC
filed 1997-03-31
CIK 908121

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          -----------------------------

                                    FORM 10-K

(Mark one)
   X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
--------   Exchange Act of 1934 for the year ended December 31, 1996.

                                       OR
-------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

               351 Galveston Drive, Redwood City, California 94063
                    (address of principal executive offices)

                                 (415) 306-7700
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock $.01 par value
                         Preferred Share Purchase Rights
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the of the Common Stock of the registrant held by non-affiliates as of March 14, 1997 was $92,674,953.

The number shares of Common Stock outstanding at March 14, 1997 was 13,039,822 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Portions of Registrant's Definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A in connection with the 1997 Annual Meeting are incorporated herein by reference in Part III of this Report.

This  report on Form 10-K,  including  all  exhibits,  contains  ___ pages.  The exhibit index is located on page 54 of this report.

--------
(1) Excludes 5,067,783 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 14, 1997.

================================================================================

                                     PART I

Item 1.  BUSINESS

Overview

         SUGEN is a biopharmaceutical company focused on the discovery and development of small molecule drugs which target specific cellular signal transduction pathways. Signal transduction is the process by which a signal from the exterior of a cell is transmitted to the cell nucleus, resulting in the activation or suppression of specific genes. Dysfunctional signal transduction pathways have been implicated in disease areas such as cancer and diabetes as well as dermatology, ophthalmology and in disorders of the cardiovascular, immune and neurological systems. The main focus of SUGEN's research and drug development programs is on specific signalling pathways regulated by tyrosine kinases ("TKs"), tyrosine phosphatases ("TPs") and serine-threonine kinases ("STKs"). TKs, TPs and STKs can take the form of cell-surface receptors or intra-cellular signalling molecules. Cell surface receptor TKs, receptor TPs and receptor STKs are three of the largest known families of receptors in the body and are key regulators of critical cellular functions including growth, maturation, migration, metabolism and survival. Aberrant signalling of TKs, TPs and STKs has been shown to result in a variety of chronic and acute pathological disorders. SUGEN's founding scientists, Dr. Axel Ullrich of the Max-Planck-Institut fur Biochemie ("MPI") and Dr. Joseph Schlessinger of New York University Medical Center ("NYU"), are pioneers in the discovery and characterization of TKs, TPs and their signalling pathways.

         SUGEN is pursuing two separate business models for commercialization of its products and technologies, one for oncology and one for applications outside of cancer. In the cancer field, SUGEN is committed to building a vertically integrated oncology business in North America, with the objective of bringing to market a family of target-specific signal transduction inhibitors that are proprietary to SUGEN. In cancer, the Company believes that it will become standard practice eventually to classify tumors by their molecular trigger, thereby enabling physicians to prescribe the appropriate signal transduction inhibitor drug as part of a treatment regimen. SUGEN believes it is a leader in the research and discovery of novel signal transduction targets for cancer drug development.

         In December 1994, the Company filed its first Investigational New Drug ("IND") application with the U.S. Food and Drug Administration ("FDA") for SU101, a platelet-derived growth factor receptor ("PDGF TK") signalling antagonist. Imbalances in the PDGF TK signalling pathway have been implicated by SUGEN and others in subsets of several cancers including brain, ovarian, prostate, lung and melanoma. The Company currently is sponsoring several Phase I/II and Phase II clinical trials. As of March 3, 1997 over 100 patients have been treated with SU101.

         SUGEN currently is pursuing six additional proprietary cancer-related drug development programs. The most advanced of these includes the Flk-1 TK angiogenesis inhibitor program that addresses patients with solid tumors and may also have applications as an anti-metastasis agent. The Company currently plans to select an IND candidate or candidates in the Flk-1 TK program and to begin human safety studies mid-year 1997, and currently plans to initiate efficacy studies during the fourth quarter of 1997. The Company is also pursuing GRB-2, Raf and orally available PDGF TK inhibitor programs, in which lead compounds are now undergoing in vivo pharmacology studies.

         SUGEN's cancer drug development strategy is designed to facilitate the rapid progression from Phase I clinical studies to FDA approval and product launch, and thus the Company is targeting fast track entry indications for clinical development even where these constitute a relatively small subset of the potentially addressable patient population. Once a product has been introduced to the clinic, SUGEN expects to work with the oncology community on additional clinical studies to extend the labeling of the drug to other applications. In order to market its products effectively, the Company intends to build a U.S. sales force of approximately 50 representatives who would target the major cancer treatment centers. The Company also expects to seek to in-license and market additional late-stage cancer assets that serve to complement SUGEN products, and intends to work with a partner to develop genomic-based cancer diagnostics.

         SUGEN is committed to pursuing in parallel the clinical development of a number of target-specific cancer drugs in North America, concentrating each clinical development program on entry indications in which patients have very poor prognoses and no satisfactory alternative therapies. For each of its cancer development programs, the Company seeks to find partners for European and Asian territories in order to share development costs. This strategy is exemplified by the collaboration with ASTA Medica Aktiengesellschaft ("ASTA Medica") with respect to the Pan-Her and Raf inhibitor programs, in which ASTA Medica is the Company's collaboration partner in Europe and South America.

         Separate from this strategy, the Company is funding a portion of its ongoing cancer research through a collaboration with Zeneca Limited ("Zeneca"), a major international pharmaceutical company. Zeneca is the Company's collaboration partner and worldwide licensee with respect to five undisclosed cancer drug discovery and development programs, on which SUGEN will receive milestone payments and royalties on worldwide sales and will also have the opportunity to earn profit participation in the North American market by contributing to clinical development costs.

         SUGEN is also applying its drug discovery platform to areas outside oncology, including diabetes, dermatology, ophthalmology, neurological disorders and immunology. In December 1996, the Company filed an IND application with the FDA for SU5271, an epidermal growth factor receptor ("EGF TK") signalling antagonist. SU5271 is a synthetic small molecule signal transduction inhibitor that blocks keratinocyte growth. Hyperproliferating keratinocytes are a major constituent of psoriatic lesions which can be blocked by selectively inhibiting signalling of the EGF TK.

         In the areas outside cancer, SUGEN intends to pursue the commercialization of its technology through joint ventures or collaborations in which SUGEN contributes validated targets, screening technologies and drug leads while the partner provides the disease and clinical expertise as well as funding to bring potential products to market. This strategy is exemplified by the October 1996 collaboration agreement with Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc. and Allergan, Inc. (collectively, "Allergan"). Through this collaboration, Allergan became SUGEN's exclusive corporate partner in the ophthalmic neovascularization field, with the aim of utilizing SUGEN's proprietary small molecule signal transduction inhibition technology to develop novel therapies for the treatment of such major ophthalmic diseases as macular degeneration and diabetic retinopathy.

Overview of Cellular Signal Transduction Pathways

         The last decade of research has led to an increased understanding of how cells communicate with each other to coordinate the growth and maintenance of the multitude of tissues within the human body. A key element of this communication network is the transmission of a signal from the exterior of a cell to its nucleus, which results in the activation or suppression of specific genes. This process is called signal transduction. An integral part of signal transduction is the interaction of ligands, receptors and intracellular signal transduction molecules ("downstream signalling molecules").

         Ligands are chemical messengers, usually released by one cell to communicate with a target cell by binding to specific receptors on the target cell's surface. A receptor generally takes the form of a protein that straddles a cell's membrane, with its "ligand binding domain" protruding out of the cell and its "intracellular domain" anchored inside the cell. When a ligand binds to its receptor, the newly formed receptor/ligand complex triggers the activation of a cascade of downstream signalling molecules, thereby transmitting the message from the exterior of the cell to its nucleus. When the message is received in the nucleus, it dictates the activation or suppression of specific genes, resulting in the production of proteins that carry out a specific biological response. Depending on the specific ligand, receptor and downstream signalling molecules, the resulting signalling cascade controls diverse and distinct cellular processes. For example, metabolic changes can be effected by a ligand such as insulin which, after binding to the insulin receptor, activates a specific set of downstream signalling molecules within the cell, ultimately leading to the regulation of glucose uptake and other insulin-associated functions.

Tyrosine Kinases, Tyrosine Phosphatases and Serine-Threonine Kinases in Signal Transduction

         TKs, TPs and STKs are classes of signalling molecules that are central to the healthy functioning of all tissues. Some well known TKs include Her2, PDGF TK, insulin receptor ("insulin TK"), EGF TK, macrophage colony stimulating factor receptor and nerve growth factor receptor. At present, there are approximately 100 known human TKs, all of which have been cloned over the last twelve years. TPs were not discovered until 1988, and at present there are approximately 50 known human TPs.

         Generally, when a ligand binds to receptor TKs, the receptors must dimerize (join in pairs at the cell surface) to become activated. This coupling activates a specific enzyme activity which resides within the intracellular domain of each TK. Upon activation, the TKs commence cross-phosphorylation, a process whereby phosphates (highly charged particles) are enzymatically added to specific sites on each of the TKs. These phosphates serve as attachment sites at which specific downstream signalling molecules interact with the TKs. Many of these downstream signalling molecules in turn become phosphorylated themselves, enabling them to recruit their own substrates and thus pass on the signal. Depending on the specific ligand and receptor, the resulting signalling cascade leads to changes in gene expression or affects other cellular systems that ultimately determine if the cell is to grow, mature, migrate, metabolize or survive.

         Complementing TKs are TPs, which were first characterized in detail by Dr. Edmond H. Fisher, a 1992 Nobel Laureate, SUGEN collaborator and member of SUGEN's Science Advisory Board. While the TKs phosphorylate target proteins to exert their activity, the TPs remove phosphates ("dephosphorylate") from target proteins, thereby regulating the activity of the TKs. Generally, when a receptor TK is activated by its ligand, a given biologic response is triggered. Conversely, when a TP is activated, there is usually down regulation of a given biologic response. In this manner, TKs can be visualized as the "gas pedal" and TPs as the "brake pedal" for numerous biological processes. Many cellular responses are thus regulated by the balance between specific TKs and TPs.

         The most abundant kinases in the cell are STKs which phosphorylate serine and threonine residues. These enzymes control an array of processes in the cell. Many STKs act downstream in signal transduction cascades initiated by TKs, while others integrate signals originating from other classes of receptors (e.g., G protein-coupled receptors). STKs are involved in controlling the cell cycle, the response of the cell to environmental stress, the development of certain cells and tissues, and other processes such as metabolism.

Diseases and Disorders Related to TK, TP and STK Signalling Pathways

         TKs, TPs, STKs and their signalling pathways play key roles in a variety of normal cellular functions involving virtually every cell type in the body. Examples include the growth of epithelial cells (skin and lining tissues of internal organs), angiogenesis, hematopoiesis, proliferation of connective tissue cells (fibroblasts), survival and differentiation of nerve cells, regeneration of tissues during wound healing and regulation of the energy metabolism of all cells. While normal cellular function involves a balance between kinase and phosphatase activity, imbalances between these molecules have been shown to result in a variety of chronic and acute pathological conditions, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immunologic disorders.

         The close association of TKs, TPs and STKs with disease, coupled with structural characteristics of these molecules, make them attractive targets for drug discovery and therapeutic intervention. The intracellular domains of these receptors can be targeted with great selectivity by drugs that inhibit enzyme activity or that prevent the binding of downstream signalling molecules to the phosphorylated receptor. Critical points further downstream in the signalling cascade may also be viable targets since selective intervention at these points can prevent the message from reaching its final destination in the nucleus.

Cancer

         Research over the past 20 years has reinforced the view that cancer is a disease involving damage, loss or amplification of specific genes. Moreover, of the numerous oncogenes identified to date, many appear to be abnormal versions of TK and STK signalling pathway components, such as ligands, TKs or STKs or downstream signalling molecules. These discoveries have led to the realization that dysfunctional TK or STK signalling pathways play an integral role in cancer. More recently, as TPs have been shown to counteract the activity of TKs, TPs have been implicated as potential tumor suppressor genes.

         In 1986, Dr. Ullrich and Dr. Dennis Slamon of the University of California at Los Angeles Medical Center, a researcher, clinical oncologist and member of SUGEN's Science Advisory Board, established the clinical relevance of overexpression of a receptor TK known as Her2 in human breast and ovarian cancers. In their study of approximately 200 patients it was found that almost 30% of breast and ovarian cancer patients overexpress Her2 and that high levels of Her2 in a patient's tumor correlated with reduced survival time. Since that time, subsets of other types of human tumors have been shown to express high levels of Her2, including gastric and lung cancers. Animal data from several laboratories has demonstrated that the suppression of Her2 activity has a significant inhibitory effect on tumor growth, validating Her2 as a target for cancer therapy in the subset of patients that overexpress this TK. Similarly, aberrant PDGF TK signalling has been implicated in studies at SUGEN and elsewhere in subsets of brain, ovarian and other solid tumors, and overexpression of the EGF TK has been implicated in subsets of breast, brain, head and neck, lung and gastric cancers.

         As a result of the close linkage between TK, TP and STK aberrations and cancer, SUGEN believes that certain cancers can be recategorized according to specific TK, TP and STK signalling pathway defects rather than merely by physical location in the body (e.g., breast, lung, brain). Several observations support this approach. For example, TK overexpression is not a transient phenomenon. Cancer cells that exhibit TK overexpression do so continuously. In addition, in many cases a cancer cell exhibits heavy overexpression of only one TK. For instance, when cancer cells metastasize from a Her2-dependent tumor and establish themselves at a remote site in the body, the distal tumor has also been observed to overexpress Her2. Furthermore, SUGEN has shown that certain tumor cells that overexpress a TK are more sensitive to TK inhibitors than normal cells, thus reducing the likelihood of a TK inhibitor affecting normal cells and causing problematic side effects. The Company believes that these observations are the basis for a new approach to cancer therapy which might commence with a sample of biopsy material being sent to a pathology lab for gene expression profiling in order to determine the nature of the cellular abnormality, such as overexpression of a TK. This diagnosis could then be used to select the appropriate target-specific signal transduction inhibitor for treatment.

Angiogenesis

         Studies conducted by SUGEN in mice have shown that small molecule drug candidates targeting the Flk-1 pathway can block the formation of blood vessels ("angiogenesis") essential to the growth and spread of most solid tumors. Flk-1 TK receptors, present on endothelial cells which make up blood vessel walls, act as regulators of cell growth and angiogenesis. Tumors secrete vascular endothelial growth factor ("VEGF") which binds to Flk-1 TK receptors resulting in the sprouting of capillaries from the blood vessel toward the tumor. Blocking Flk-1 TK activity blocks the ability of most tumors to stimulate formation of blood vessels and thus deprives the tumor of necessary nutrients. In preclinical studies conducted by researchers at SUGEN and collaborating labs, small molecule inhibitors of the Flk-1 receptor tyrosine kinase blocked VEGF-dependent angiogenesis, as well as vascular permeability, and human endothelial cells were prevented from undergoing cell division that is required for the formation of new blood vessels. Other studies by the Company suggest that a tumor's ability to form metastases depends on the degree of vascularization of the primary tumor. A high degree of vascularization generally correlates with a poorer prognosis. SUGEN has demonstrated that by blocking Flk-1 TK activity in a metastasis model it can block the formation of metastases to the liver and also prolong life in animals. Flk-1 TK inhibitors thus are potentially useful to treat metastatic disease in defined patient populations. Currently, SUGEN researchers are testing in advanced preclinical studies a number of potential drug candidates that inhibit the activity of Flk-1 TK. The Company currently plans to initiate human safety studies mid-year 1997 and to initiate human efficacy trials by the fourth quarter of 1997.

         Flk-1 TK may also be an effective therapeutic for treating other diseases associated with angiogenesis. These include psoriasis, rheumatoid arthritis and ocular neovascularization. Potential ophthalmic applications are in diabetic retinopathy and macular degeneration.

Diabetes

         SUGEN has determined that certain TPs appear to be the body's natural down regulators of the insulin TK signalling pathway. A drug which selectively blocks these TPs may restore signalling through the insulin TK pathway, thereby increasing glucose uptake and metabolism, and may constitute a novel therapeutic approach to both Type I and Type II diabetes. Such a drug may also offer the advantage of being orally available.

Psoriasis

         Hyperproliferation of keratinocytes contributes to psoriasis, and work by SUGEN and its collaborators has demonstrated that EGF TK signalling is required for the growth of keratinocytes. These studies suggest that a drug which blocks the EGF TK may be useful in treating psoriasis. Psoriasis is a chronic skin disorder that affects approximately four million people in the United States, and annual treatment costs in this country are estimated at over $1.5 billion. There are few currently available drugs for this disease that offer satisfactory efficacy and safety. SUGEN's work in psoriasis is based in part on research done by its collaborators at Hebrew University of Jerusalem ("HUJ").

Neurobiology

         TKs, TPs and their signalling pathways are known to play key roles in the maintenance of the central and peripheral nervous systems. SUGEN has identified novel TKs and TPs whose expression is restricted to the nervous system and which may serve as therapeutic targets for intervention in neurodegenerative diseases.

Immunology

         The role of TKs and STKs in the generation and maintenance of the human immune system has been well established by a number of research teams around the world. Signal transduction molecules in the immune system represent potential drug discovery targets for identifying novel immunosuppressive and immuno-stimulative drugs.

SUGEN's Drug Discovery Technology

         SUGEN's goal is to discover and develop drugs that target specific TKs, TPs, STKs or related downstream signalling molecules. SUGEN's drug discovery effort is focused primarily on the discovery of small molecule drugs derived from synthetic compound libraries and collections of natural product extracts, including microbes, fungi and plants. As compared to biologic pharmaceuticals such as proteins, peptides and carbohydrates, small molecules often offer advantages as potential drugs. Small molecules can more easily penetrate cell membranes and the blood brain barrier, can often be delivered orally, and can be less immunogenic. These molecules also tend to involve substantially lower process development and manufacturing costs. Using inhibition of TK phosphorylation in a whole cell environment as an initial screening criterion, SUGEN has been able to identify lead compounds in a number of its programs that penetrate the cell easily, show minimal cytotoxicity and demonstrate potent and selective activity on given targets.

         At SUGEN, the process of drug discovery includes the following steps, regardless of disease area: (1) target identification; (2) target validation;
(3) assay design and screening of compounds for leads; and (4) lead optimization, including crystallography and medicinal chemistry. The Company's in-house research teams also work closely with NYU, MPI and Max-Planck-Institut fur Physiologische und Klinische Forschung ("MPP") in target identification and target validation. In this case, the remaining steps of this process are conducted primarily by SUGEN or by its corporate partners.

Target Identification

         SUGEN's genomics efforts are focused exclusively on certain families of signal transduction genes, which make up approximately one percent of the entire human genome. These families include the TKs, TPs, STKs, adaptor molecules and certain other important molecules involved in cellular signalling. Within this specific area of focus, SUGEN identifies and defines the function of novel genes and their protein products, and in turn assesses their utility as targets for therapeutic intervention against diseases of interest to the Company.

         SUGEN believes that substantially the entire human genome will be sequenced within a few years, and most of that sequence data will be available on public databases. SUGEN's target identification effort, therefore, is focused on determining the function of novel genes. In this regard, SUGEN has made a strategic commitment to its bioinformatics platform, representing a bridge between abundant gene sequence data and disease-relevant discoveries.

         SUGEN's bioinformatics program starts with a physical repository of the approximately 200 known signal transduction genes in addition to numerous other genes discovered by SUGEN but not published to date. SUGEN also has a proprietary panel of oligonucleotide primers capable of recognizing genes that are minimally related to genes already in the SUGEN library. All of this information is supported by an in-house massively parallel computer processing platform capable of 68,000 million instructions per second (mips) throughput. Using sophisticated pattern recognition algorithms, SUGEN is able to mine the public databases on a daily basis looking for new sequence material of interest, for the complete sequences of gene fragments identified from cells of interest, for additional members of newly discovered families of signal transduction genes, or for homologs of human genes in non-human genome databases that could provide quick insights into the function of the new human gene.

         SUGEN has used this bioinformatics platform to develop a proprietary technology called transcript imaging, for which the Company has filed for patent protection. This technology enables SUGEN researchers to take a small sample of cells or tissue of interest and to obtain rapidly a systematic analysis of the expression levels in the sample of every TK, TP and STK in SUGEN's library. Transcript imaging allows SUGEN to identify quickly the signalling pathways that play key roles in specific cell types and, more importantly, to compare diseased cells to healthy cells in order to determine where aberrant signalling may play a causative role in a disease. For example, if a particular signal transduction gene is heavily overexpressed in a significant proportion of samples of a specific tumor type, that gene becomes a potential target for drug development. If the gene can subsequently be validated as playing a causative role in these tumors, it may be adopted as a target for drug discovery. SUGEN believes that transcript imaging also has the potential to become an important diagnostic tool, but SUGEN will seek to pursue this opportunity in partnership with an established diagnostics company.

Target Validation

         A primary challenge in SUGEN's target driven drug discovery is to progress as efficiently as possible from identifying a potential new target to verifying that a drug which specifically acts on that target could have a significant therapeutic benefit in the treatment of a given disease. SUGEN terms this process "target validation," and it is a crucial step before committing resources to assay development and screening for target-specific drug leads. The first step in validating a novel target usually involves developing a battery of proprietary reagents, including truncated or point-mutated genes, anti-sense constructs and antibodies. In the case of novel receptors, where the natural ligands and signalling substrates initially may be unknown, the Company employs a variety of advanced methods for identifying and cloning these molecules. Using these reagents, the Company then engineers cell lines in which it has clearly characterized the expression levels and activity of the target gene. These cell lines can then be used to establish in vitro and in vivo whether down-regulating the target will block the disease cascade. If so, the target is considered validated.

Assay Design/Screening

         From its inception, SUGEN has committed significant resources to building a strong assay development capability, and the Company regards this capability as an important component of its proprietary position in the discovery and development of target specific signal transduction inhibitor drugs. Assay quality is the most important determinant of any screening program's productivity, and this becomes even more important in target driven drug discovery. SUGEN primarily employs engineered whole cell assays rather than biochemical assays. A majority of SUGEN's assays are designed for high-throughput robotics screening, and its core assay technologies are broadly applicable to TKs, TPs and STKs and related signalling molecule targets.

         SUGEN's drug discovery process employs a battery of proprietary assays and models engineered specifically to ensure that the target is present and functional in a consistent fashion at each step of the screening cascade. SUGEN's assays are designed to answer the following four questions:

         Screen 1 Can a compound block the signalling of the target in question, within the context of a living cell?

         Screen 2 Is the compound sufficiently selective in blocking the desired target's signalling (i.e., can it block the target without blocking closely related targets)?

         Screen 3 Does the compound exert the desired biological effect on a living cell (e.g., block cell growth)?

         Screen 4 Does the compound exert the desired biological effect within the context of an in vivo disease model?

         By employing this proprietary screening cascade, SUGEN hopes to identify lead compounds which are active in a whole cell environment, are sufficiently potent and specific to a given target, and are active in an in vivo disease model which is driven by the given target.

         Once targets are validated by SUGEN and the assays have been developed and validated, diverse libraries of synthetic small molecules and natural product extracts are screened in order to identify potential drug leads. SUGEN currently has a number of targets moving through its screening assays, and as new targets are validated

SUGEN continues to add to its panels of assays. Each additional assay enhances the Company's ability to determine the specificity of lead compounds. Along with assay design and screening, SUGEN has devoted significant resources to acquiring libraries of structurally diverse compounds from a variety of sources around the world.

Chemical Compound Libraries. SUGEN has entered into a number of agreements designed to obtain chemical compounds for screening. These agreements cover a broad range of chemical entities from sources across the world. The Company currently has over 25,000 chemical compounds available in-house for screening and has access to a portion of Zeneca's and ASTA Medica's libraries for collaboration targets.

Natural Product Sources. SUGEN has gained access to commercial and non-commercial sources of natural products, including microbial, plant and fungal extracts. These sources represent a worldwide collection network providing substantial diversity of material, including extracts from Japan, China, Europe and North America. The Company is currently negotiating to gain access to additional sources of extracts from different parts of the world. The Company currently has over 16,000 natural product extracts available in-house for screening.

Lead Optimization

         The objective of SUGEN's lead optimization program is to increase the potency, specificity and pharmacologic properties of lead compounds by designing and synthesizing analogs. Lead optimization uses an iterative process employing panels of assays to test for TK activity, TK specificity, and in vivo pharmacologic endpoints of lead molecules in order to derive compounds with clinical utility. All results are entered into a database that allows for determination of structure and activity relationships leading to synthetic chemistry efforts that follow important parameters for drug development. This growing database represents a proprietary source of information on relationships between small molecules, their specific targets, and the pharmacologic properties of the compounds which the Company believes will accelerate the optimization of lead compounds in several SUGEN programs.

         SUGEN has recently added crystallographic analysis and computational chemistry to its drug discovery infrastructure. Work being done in Dr. Schlessinger's lab at NYU will allow SUGEN scientists to direct synthetic chemistry efforts in a manner that relies upon information derived from models that use SUGEN compounds in association with the catalytic core of TKs. With this information in hand, the Company believes that the lead optimization process can be pursued in a more rational manner since chemistry efforts will be better directed. In this regard, SUGEN is collaborating with ArQule, Inc. ("ArQule") in certain of its programs, in order to use ArQule's combinatorial chemistry technology to rapidly synthesize large numbers of analog compounds around SUGEN's lead compounds, using crystallography information to direct these efforts. The crystallographic analysis also provides a rationale to identify novel chemical templates that would provide a cache of novel compounds with application to the inhibition of TKs and STKs with broad application.

         The Company believes that its ability to improve potency and specificity in the early stages of drug discovery process and pharmacologic features in the later stages of lead optimization may reduce the incidence and severity of side effects and thus may reduce the cost, time and risk associated with bringing potential products to market.

Preclinical Development

         Wherever possible, SUGEN's in vitro and animal models utilize cell lines, reagents and techniques developed during target validation; therefore, the appropriateness of the model system is already known prior to drug testing. In addition, many other tools used during target validation are used again at this stage of testing. Typically, additional cell lines and animal models will need to be developed in order to enable the accurate assessment of a compound's target-specific activity in an in vivo environment.

Product Development Programs

         The breadth of involvement of TKs, TPs, STKs and their signalling pathways in biological functions makes it impractical for the Company to establish drug discovery programs in all disease areas in which opportunities may emerge. SUGEN currently is focusing on disease areas that represent significant market opportunities and where the underlying science is relatively mature. Therefore, SUGEN concentrates its drug development resources on cancer, diabetes and psoriasis, with additional focused efforts on cardiovascular, immunologic and neurologic disorders. The Company believes that these disease areas offer opportunities for the development of novel pharmaceuticals that will represent major advances in efficacy and safety over currently available therapies.

         The following table outlines SUGEN's research and development programs.
Certain of these  programs  are being  pursued  independently,  while others are being undertaken with SUGEN's collaborators.
--------------------------------------------------------------------------------------------------------------------
               Program                            Indication                   Status (1)              Rights
                                                   Oncology
--------------------------------------------------------------------------------------------------------------------
 SU101
 PDGF TK Antagonist                   Malignant glioma and other         Phase I/II, Phase II    SUGEN
                                      solid tumors
--------------------------------------------------------------------------------------------------------------------
 Flk-1 TK Antagonist                  Angiogenesis inhibition            Preclinical             SUGEN
                                      - Solid tumors
--------------------------------------------------------------------------------------------------------------------
 GRB2 Antagonist                      Multiple TK-driven tumors          Lead compounds          SUGEN
--------------------------------------------------------------------------------------------------------------------
 Pan-Her Antagonist                   Breast, ovarian, gastric, lung     Lead compounds          ASTA Medica
 (formerly Her2 Antagonist)           head and neck, prostate cancers                            Europe  and  South
                                                                                                 America
                                                                                                 SUGEN
                                                                                                 United  States and
                                                                                                 rest of world
--------------------------------------------------------------------------------------------------------------------
 Orally available PDGF TK             Solid tumors                       Lead compounds          SUGEN
 Antagonists
--------------------------------------------------------------------------------------------------------------------
 Raf Antagonist                       Pancreatic, bladder cancers        Lead compounds          ASTA Medica
                                                                                                 Europe  and  South
                                                                                                 America
                                                                                                 SUGEN
                                                                                                 United  States and
                                                                                                 rest of world
--------------------------------------------------------------------------------------------------------------------
 Met TK Antagonist                    Stomach, colorectal and lung       Screening               SUGEN
                                      cancers
--------------------------------------------------------------------------------------------------------------------
 Five undisclosed cancer targets      Certain major cancers              Research and screening  Zeneca
--------------------------------------------------------------------------------------------------------------------

                                                  Other Programs

--------------------------------------------------------------------------------------------------------------------
 SU5271                               Psoriasis                          Phase I                 SUGEN
 EGF TK Antagonist
--------------------------------------------------------------------------------------------------------------------
 Flk-1 TK Antagonist                  Angiogenesis  inhibition in        Lead compounds          Allergan
 (and other targets)                  ophthalmology
                                       - Diabetic Retinopathy
                                       - Macular Degeneration
--------------------------------------------------------------------------------------------------------------------
 PDGF TK Antagonist                   Cardiovascular diseases            Lead compounds          SUGEN
 (and other targets)
--------------------------------------------------------------------------------------------------------------------
 Insulin TP Antagonist                Diabetes                           Lead compounds          SUGEN
                                        Type I/Type II
--------------------------------------------------------------------------------------------------------------------
 Neurology targets                    Neurodegenerative diseases         Research, screening     SUGEN
                                                                         and lead compounds
--------------------------------------------------------------------------------------------------------------------
 Immunology targets                   Immune suppression, asthma         Research and screening  SUGEN
--------------------------------------------------------------------------------------------------------------------

-----------

     (1)"Research".............  Cloning and characterization of novel TKs, TPs,
                                 STKs and related downstream signalling molecules (Target Identification) and validation of the role, if any, of those
                                 molecules   in   a   given   disease    (Target
                                 Validation).

        "Screening"............  Screening to identify lead compounds.

        "Lead Compounds".......  Evaluating  drug leads and/or  natural  product extracts in relevant in vitro cellular models including genetically engineered cell lines, as well as ex vivo human tissues and in vivo animal models.

        "Preclinical"..........  Pharmacology   and   toxicology    testing   in
                                 preclinical   models,   drug   formulation  and
                                 manufacturing scale-up to gather necessary data to comply with applicable regulatory protocols prior to submission of an IND with the FDA.

         See "Business Risks" for a discussion of certain risks related to the development of potential products.

Cancer

         Many of the cancers that SUGEN's programs are addressing have patient subsets with extremely poor prognosis and no alternative for effective treatment. For example, in certain cancers of the brain, breast, ovary and pancreas, patient subsets can be defined in advance for which the average survival time is short. By focusing on these patients initially, the Company believes that it may be able to demonstrate statistically significant efficacy with relatively small patient numbers and possibly shortened trial duration if the compounds prove to be active.

SU101/PDGF TK Antagonist. SU101 is a small synthetic molecule which inhibits the PDGF TK signalling pathway. PDGF is a growth factor ligand that stimulates the growth of a variety of cell types through binding to the PDGF TK. The PDGF TK was first cloned by a group of collaborators led by Dr. Ullrich in 1983. Imbalances in the PDGF TK signalling pathway have been implicated by SUGEN and others in subsets of several cancers including brain, ovarian, prostate, lung and melanoma.

         To expedite the commercialization of SU101, the Company is focusing its initial development efforts on malignant glioma, a highly aggressive brain tumor, and selected other solid tumor patient populations with very poor prognosis. A subset of each of these cancers appears to be correlated with aberrant PDGF TK signalling. Malignant glioma patients and refractory ovarian patients have a mean survival time of approximately nine months and less than 12 months, respectively. Given the poor prognosis for these patients, the Company believes that establishing clinical efficacy may not require large trials if the compound is active.

   In December 1994, the Company filed its first IND application with FDA for SU101, a platelet-derived growth factor receptor ("PDGF TK") signalling antagonist. The Company currently is sponsoring several Phase I/II and Phase II clinical trials. As of March 3, 1997 over 100 patients have been treated with SU101.

         SUGEN believes SU101 may have applications in other cancers that involve aberrant PDGF TK signalling. The PDGF TK also appears to be involved in both restenosis of blood vessels after clearance by angioplasty, and more broadly in atherosclerosis. The Company is currently in discussions with potential corporate partners regarding cardiovascular applications of PDGF TK antagonists. There can be no assurance that the Company will be able to conclude a cardiovascular collaboration on acceptable terms or at all.

         The Company has filed patent applications in the United States and abroad claiming the method of treating PDGF TK driven cancers with SU101. While the Company believes at this time that it will receive method of use patent protection on SU101, there can be no assurance that any such patent protection will be issued. In March 1997, the U.S. patent office issued to SUGEN a patent on the formulation of SU101. Patents have been issued in the United States to a large pharmaceutical company covering the use of leflunomide and structurally related compounds for the treatment of cancer. The Company presently does not know if commercialization of SU101 will infringe these patents but believes that these patents may be subject to claims of invalidity as they relate to SU101.

Flk-1 TK Antagonist. Formation of the body's network of blood vessels, or angiogenesis, occurs throughout early human development. This process generally stops once a person reaches adulthood. Exceptions include wound healing and during the menstrual cycle. Angiogenesis is re-triggered in adults, however, during certain pathological conditions including tumor formation and metastasis, and in certain ophthalmic disorders, including diabetic retinopathy and macular degeneration. The pharmaceutical industry has long sought inhibitors of angiogenesis for cancer because, theoretically, inhibiting angiogenesis would starve tumors with few side effects. The potential markets for such a product include all patients with solid tumors where an angiogenesis inhibitor could be an important adjunctive therapy, and in patients with metastatic disease.

         SUGEN and its collaborators have identified the Flk-1 TK as a receptor VEGF and as a major regulator of angiogenesis. Experiments in mice have confirmed that eliminating Flk-1 TK activity effectively disables the ability of the majority of tumors to stimulate formation of blood vessels to nourish themselves, resulting in inhibition of tumor growth. Most recently, the Company has identified several small molecule inhibitors of the Flk-1 receptor that meet its preclinical profile for an IND candidate in this program, and the Company has proceeded into pharmacology and pharmaceutical development.

         The Company has established an exclusive research and licensing agreement with the MPP to support the work of Dr. Werner Risau, a SUGEN consultant and a director of MPP, and his laboratory. Dr. Risau is one of the leading researchers in the field of angiogenesis. In collaboration with the laboratories of Dr. Risau and Dr.

Ullrich,   SUGEN  is  conducting   further   studies  into  the   mechanisms  of
angiogenesis, including the identification of additional TK and TP related signalling pathways involved in angiogenesis.

GRB2 Antagonist. Growth factor receptor binding protein 2 ("GRB2"), a downstream signalling adaptor molecule, was originally cloned by Dr. Schlessinger's laboratory. GRB2 has been shown to be an essential element in the signal transduction pathway of many TKs, particularly as a link between TKs and Ras. (See "Raf Antagonist" below). SUGEN is investigating the role of GRB2 in linking TK signalling to Ras activation in certain TK induced cancers, with the belief that inhibition of GRB2 might be of therapeutic benefit for a broad range of cancers typified by an activation of the TK-Ras pathway.

         SUGEN has developed proprietary assays for high throughput screening for GRB2 inhibitors and has now identified a novel class of signal transduction inhibitors that act by blocking the function of the GRB2 adaptor protein. In vitro studies indicate that SUGEN's GRB2 inhibitors act as cytostatic agents, causing cancerous cells to cease multiplying or enter programmed cell death (apoptosis). Preliminary in vivo studies indicate efficacy in tumor growth inhibition.

Pan-Her Antagonist (formerly Her2 Antagonist). Her2 is a TK, first cloned by Dr. Ullrich, which is believed to play an important role in certain aggressive breast, ovarian, gastric and lung cancers. Monoclonal antibodies targeting Her2, including one developed by Dr. Ullrich, are currently in human clinical trials by others for certain cancers. While the Company believes that these trials may serve to validate the concept of targeting aberrant TKs in cancer, SUGEN believes that a small molecule inhibitor of Her2 which also blocks the closely related Her1 and Her4 receptors (thus, a Pan-Her Antagonist), has the potential to be a more attractive therapy. SUGEN believes it has identified a number of highly potent and specific small molecule inhibitors of Pan-Her. The Company is currently testing several of these molecules in animal models. The Company is pursuing its Pan-Her Antagonist program in collaboration with ASTA Medica.

Orally active PDGF TK Antagonist. SUGEN is committed to developing an orally active small molecule inhibitor of the PDGF TK signalling pathway. From a commercialization standpoint, an orally active compound may be complementary to SU101 in that it may be developed as a chronic oral dosage form. The Company currently has several small molecule inhibitors of the PDGF TK signalling pathway which in in vivo animal studies appear to be orally available and may have the potential to treat numerous PDGF TK driven proliferative disorders, especially cancers. The Company has delayed commencement of clinical trials with respect to SU102, one of these small molecule inhibitors, while it evaluates safety, efficacy and pharmacokinetic parameters of certain alternative compounds.

Raf Antagonist. Raf, an STK, is a downstream signalling molecule through which numerous signalling pathways have been found to converge. Raf is known to interact with the oncogene Ras, and is required in order for Ras to relay its signals. The Ras oncogene has long been known to play an integral role in certain cancers, and may be involved in over 20% of all tumors including approximately 90% of pancreatic tumors. Moreover, Ras has drawn the attention of the pharmaceutical industry for many years because of its frequent mutational activation in tumor cells. However, since its biochemical activity and upstream activators were not well defined, the search for Ras inhibitors has proved difficult.

         Dr. Ulf Rapp, Director of Molecular Biology at the University of Wurzburg, Germany, a SUGEN consultant and the discoverer of Raf, has demonstrated that inhibition of Raf blocks the tumor forming potential of Ras. SUGEN has developed proprietary Raf-based assays and is screening for small molecule inhibitors of Raf. The Company believes that drugs that inhibit Raf signalling may arrest tumors driven by excessive Ras activity. The Company is pursuing its Raf Antagonist program in collaboration with ASTA Medica.

Met TK Antagonist. Recent reports have shown that overexpression of Met TK may be implicated in a significant portion of tumors of the lung, stomach and colon. Moreover, Met TK may play a role in the metastasis of solid tumors. SUGEN has recently completed target validation studies on Met TK and has commenced screening against this target.

Psoriasis

         Psoriasis is a chronic skin disorder that affects approximately four million people in the United States, and annual treatment costs in this country are estimated at over $1.5 billion. There are few currently available drugs for this disease that offer satisfactory efficacy and safety. Hyperproliferation of keratinocytes contributes to psoriasis, and work by SUGEN and others has demonstrated that EGF TK signalling is required for the growth of keratinocytes. SUGEN's work in psoriasis is based in part on research done by its collaborators at HUJ.

         SU5271/EGF TK Antagonist. SUGEN filed an IND application in late 1996 with FDA for the clinical testing of SU5271 in the treatment of psoriasis. SU5271 is a synthetic small molecule signal transduction inhibitor that blocks keratinocyte growth. Hyperproliferating keratinocytes are a major constituent of psoriatic lesions which can be blocked by selectively inhibiting signalling of the EGF Receptor. The Company has initiated a Phase I study to evaluate the safety of the topical use of SU5271 in psoriatic patients at Mount Sinai Hospital in New York, New York.

         SU5271, a potent and highly selective inhibitor of EGF-R signalling, represents the first extension of SUGEN's drug discovery platform into the field of dermatology. SUGEN received an exclusive, worldwide license from Zeneca for the dermatologic uses of SU5271 and has also filed its own method of treatment and other patent claims with respect to this compound.

Angiogenesis Inhibition in Ophthalmology

         A number of ophthalmological disorders involve neovascularization of different regions of the eye. Since Flk-1 TK is known to be important in other neovascularization processes (such as in tumors), it may also play a crucial role in ocular neovascularization. Thus, Flk-1 TK inhibitors might be therapeutically beneficial for treating ophthalmic disorders. In October 1996, the Company signed a collaboration agreement with Allergan to identify, develop and commercialize novel angiogenesis inhibitors for the treatment of ophthalmic diseases. Target validation strategies are now being initiated for Flk-1 TK and other angiogenesis targets.

Diabetes

         Both Type I and Type II diabetes are characterized by pathologically high levels of blood glucose due to lack of efficient cellular uptake and metabolism of glucose. Type I diabetics produce low levels of insulin and is thought to be caused by the autoimmune destruction of the pancreatic cells that make insulin. In contrast, Type II diabetics often produce elevated levels of insulin, although this insulin does not seem to have sufficient effect. All Type I and some Type II diabetics are treated with insulin. The long-term side effects of diabetes and of insulin therapy can be severe.

         Dr. Ullrich was the first to clone both insulin and the TK receptor to which insulin binds. In a normal state, the body secretes insulin which in turn binds to the insulin TK. These events activate the insulin TK signalling pathway, resulting in cellular uptake of glucose and glucose metabolism. In Type I and Type II diabetes, the TK signalling mechanism is impaired. Certain TPs appear to be involved in down regulating (dephosphorylating) the insulin TK signalling pathway. SUGEN believes that a small molecule which specifically inhibits these TPs may increase insulin TK signalling, thereby increasing glucose uptake and metabolism.

         The Company recently achieved reproducible proof of principle with its lead phosphatase inhibitor compounds in animal models of Type II diabetes. SUGEN's animal studies have demonstrated the ability of its initial lead compounds to lower blood glucose levels with efficacy comparable to currently available drugs. These compounds will serve as the starting point for medicinal chemistry and drug development with the aim of producing an optimized drug candidate to go forward into clinical development. Based on the mechanism of action of these compounds and their oral availability, the Company believes that it now has the opportunity to develop drug candidates for the treatment of both Type II (non-insulin dependent) and Type I (insulin dependent) diabetes.

Neurobiology

         TKs, TPs and their signalling pathways are known to play key roles in the maintenance of the central and peripheral nervous systems. Several known neurotrophic factors bind to TKs, and thereby regulate differentiation and survival of neurons. SUGEN has identified novel TKs and TPs whose expression is restricted to the nervous system and which may serve as therapeutic targets for intervention in neurological diseases. SUGEN has also identified lead compounds that act as selective TP inhibitors and are able to stimulate neuron differentiation in in vitro models. This program is SUGEN's independent continuation of the Amgen collaboration which was terminated in early 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Immunology

         The role of TKs in the generation and maintenance of the human immune system has been clearly established by a number of researchers in different laboratories around the world. SUGEN has developed a number of immunology related assays which it is screening against its library of compounds and extracts. For example, ZAP-70, an intracellular TK, appears to be a primary regulator of the generation and function of the T-lymphocyte cell population of the immune system. This TK and other signal transduction molecules in the immune system represent potential drug discovery targets for identifying novel immunosuppressive and immuno-modulating drugs. The primary clinical indications that the Company is focusing on in immunology are immune suppression and asthma.

Corporate and Clinical Development Collaborations

         The Company's approach to corporate partnering is different in cancer than it is in other disease areas. Since the Company's goal is to build a vertically integrated cancer business in North America, it seeks to retain market rights to its proprietary cancer programs with respect to the core North American cancer market concentrated in the major cancer centers, but to find European and Asian partners willing to contribute substantially to the development effort in these programs as part of a geographical licensing arrangement. The Company's collaboration with Zeneca in cancer (see below) is the exception in that Zeneca gained world-wide rights to certain early stage programs in return for significant funding of SUGEN's cancer research efforts. Outside cancer, the Company aims to establish global collaborations focused on specific disease areas with partners that have strong preclinical and clinical development capabilities in the relevant disease area, in addition to the ability to fund the programs.

Zeneca Limited

         In January 1995, the Company established a research collaboration with Zeneca. In this collaboration, Zeneca and the Company seek to discover and develop novel small molecule signal transduction inhibitors that address certain substantial oncology markets. The collaboration covers five undisclosed cancer programs, but excludes all programs upon which the Company is currently building its own cancer business. The two companies have agreed upon specific programs to be included initially in the collaboration, with Zeneca supporting SUGEN's work on these programs for an initial term of five years. SUGEN performs target identification, target validation, assay development and screening for initial leads, while Zeneca scientists will concentrate on lead identification and optimization and preclinical and clinical development activities. Zeneca will market collaboration products worldwide. SUGEN has also granted Zeneca a right of first negotiation to expand this collaboration in order to encompass additional SUGEN cancer research projects, but has specifically excluded the cancer related projects that SUGEN already has in development.

         Under the terms of the agreement, Zeneca purchased 789,141 shares of Common Stock at a price of $15.84 per share. This $12.5 million equity investment, combined with Zeneca's $7.5 million participation in SUGEN's October 1994 initial public offering, increased Zeneca's ownership in the Company to approximately 20%. Zeneca has committed not to increase its holdings above this level without the approval of SUGEN's Board of Directors. Zeneca participated in the Company's September 1995 and October 1996 financings, purchasing an additional 281,875 and 509,000 shares, respectively, of Common Stock in order to maintain its ownership position. To date, Zeneca has invested approximately $29.5 million in the Company's Common Stock.

         In addition to its equity purchases and annual research funding, Zeneca paid a $5 million technology set-up fee to SUGEN, and will make milestone payments (which may be offset against royalties over time) tied to the progress of compounds in the collaboration, and royalties on worldwide sales of any collaboration products. SUGEN will also have the right to contribute to clinical development costs on each program, thereby earning participation in the North American profits from successful products coming out of such programs over and above its royalty entitlement. Apart from this option, Zeneca will be responsible for all development expenses. If a third party acquires 35% or more of SUGEN's voting stock, Zeneca may terminate the collaboration agreement but retain exclusive royalty-bearing license rights to any collaboration products for which IND filing preparations are complete and a separate license agreement has been executed. There can be no assurance that this collaboration will result in any milestones being achieved or any products being successfully developed.

         The agreement provides for SUGEN to be granted access to Zeneca's large proprietary collection of characterized chemical structures for screening against SUGEN's signal transduction targets, both within and outside this collaboration, subject to certain restrictions and a right of first licensing negotiation on Zeneca's part. Zeneca has granted to SUGEN the right of first negotiation to license from Zeneca oncology products (other than those specifically excluded under the agreement) which Zeneca decides to license to a third party.

         In January 1996, SUGEN licensed a small molecule inhibitor of the EGF TK from Zeneca. The compound, SU5271, was licensed from Zeneca as an extension of the original collaboration agreement SUGEN signed with Zeneca. Under the terms of this license agreement, Zeneca granted to SUGEN an exclusive, worldwide license, with right to sublicense the compound, in exchange for milestone and royalty payments. The agreement provides that SUGEN shall have overall control and responsibility for the preclinical and clinical development, regulatory strategy, process development and commercialization of SU5271.

National Cancer Institute

         In August 1995, the Company entered into a Collaborative Research and Development Agreement ("CRADA") with the National Cancer Institute (the "NCI") under which the NCI may participate in the clinical development of SU101, the Company's lead anti-cancer compound. In April 1996, SUGEN entered into a second CRADA with the NCI for the application of SUGEN's proprietary transcript imaging technology in order to identify the differences in expression patterns of signal transduction genes that characterize each of the sixty tumor cell lines which constitute the NCI's screening panel. Following this transcript imaging analysis of the panel, the results will be correlated to the data generated over several decades at the NCI from the screening each year of many thousands of compounds and natural extracts against the panel. Interesting lead compounds from the NCI's open repository collection will be tested in SUGEN's target-specific signal transduction assays, and lead compounds from SUGEN will also be tested against the NCI panel. SUGEN will have the option to license discoveries made through this process for adoption into SUGEN's drug discovery programs.

ASTA Medica Aktiengesellschaft

         In December 1995, SUGEN and ASTA Medica entered into a collaboration to research, develop, manufacture, market and distribute potential oncology products based upon the Company's Pan-Her Antagonist and Raf Antagonist programs. Under the terms of the collaboration, ASTA Medica will undertake the medicinal chemistry and pharmaceutical development work on SUGEN's drug candidates, and will perform preclinical and clinical development in Europe in accordance with FDA standards. ASTA Medica paid SUGEN a $4 million technology set-up fee and is providing additional consideration in the form of contract services for non-collaboration work. Additionally, ASTA Medica purchased $9 million of Common Stock at a price of $20.88 per share. In due course, SUGEN may receive milestone payments in the two programs if they are successful. The agreement provides for ASTA Medica to receive exclusive marketing rights to collaboration products in Greater Europe (including countries and territories located in the former Soviet Union) and South America, subject to an obligation to pay royalties on net sales in such territories to SUGEN. ASTA Medica also has the right of first offer to manufacture for SUGEN territories. SUGEN retains market rights in the rest of the world, subject to a royalty payable to ASTA Medica in most circumstances.

         ASTA Medica is an international pharmaceutical company headquartered in Germany. The Company's research and development is focused on cancer, respiratory diseases/allergies, pain, inflammation and disorders of the central nervous system/epilepsy. ASTA Medica employs approximately 5,900 individuals worldwide. The company is owned by Degussa, a German manufacturer of fine chemicals and precious metals.

Allergan

         In October 1996, SUGEN entered into a collaboration with Allergan to identify, develop and commercialize novel angiogenesis inhibitors for the treatment of ophthalmic diseases. The collaboration will also establish a comprehensive effort to identify and validate signal transduction targets for choroidal and retinal neovascularization. Allergan will be the exclusive corporate partner for SUGEN in ocular diseases of neovascularization and will have exclusive rights to all ophthalmic uses of collaboration products and collaboration know-how world-wide. In return, Allergan paid SUGEN a $2 million initial fee for past research services and will fund collaboration research and drug discovery at SUGEN for at least three years. Allergan initially purchased $4 million of Common Stock at $20.88 per share and purchased an additional 250,000 shares of Common Stock at $12.00 per share in SUGEN's October 1996 follow-on offering. SUGEN will also receive payments upon achievement of certain milestones and royalties with respect to worldwide sales of collaboration products. In addition, SUGEN will have the right to contribute to clinical development costs on each program, thereby earning participation in the North American and European profits from successful products coming out of such programs over and above its royalty entitlement. Apart from this option, Allergan will be responsible for all development expenses.

Research Collaborations

         SUGEN's scientific founders are Dr. Joseph Schlessinger, Chairman of the Department of Pharmacology at NYU, and Dr. Axel Ullrich, Director of the Department of Molecular Biology at MPI in Martinsreid, Germany. In the fall of 1991, the Company entered into research collaboration agreements with both institutions. More recently the Company has established additional research collaborations in the target identification and screening areas. Overall, SUGEN's collaborations encompass over 150 researchers, the majority of whom are with MPI, MPP or NYU.

New York University Medical Center

         In September 1991, SUGEN entered into a research and license agreement with NYU granting the Company an exclusive worldwide license to the commercial uses of all the TK and TP technology being developed under the leadership of Dr. Schlessinger. The research program being conducted at NYU centers on an investigation of the mechanisms underlying the action of TKs and TPs and their physiological role, as well as identifying, isolating and cloning new TKs and TPs and the components of the signal transduction pathways emanating from these proteins. The research program is scheduled to expire in 1997, but is expected to be extended in modified form for additional periods of time. SUGEN's license to technology developed before or during the research program will survive indefinitely unless NYU terminates the agreement upon insolvency of the Company or due to a material breach by the Company. Upon such termination of the agreement, NYU will own the rights to the technology it has developed under the agreement. The Company is obligated to pay royalties to NYU on sales of any products using the NYU technology. As part of this arrangement, NYU purchased 200,000 shares of SUGEN Common Stock at the Company's formation.

Max-Planck Society

         SUGEN has formed research collaborations with two institutes of the Max- Planck Society in Germany. These collaborations include licenses from Garching Innovation GmbH ("Garching"), the licensing arm of the Max-Planck Society.

Max-Planck-Institut fur Biochemie ("MPI"). The Company entered into a research and license agreement with MPI and Garching which expires in 1997 but is expected to be extended in modified form. This agreement grants SUGEN an exclusive worldwide license to the commercial uses of all the TK and TP technology being developed under the leadership of Dr. Ullrich. The scope of the research program includes identification, isolation and cloning of novel TKs and TPs, characterization of signal transduction pathway components and investigation of the normal biological role of these proteins as well as their role in disease. SUGEN's license to technology developed before or during the research program will survive indefinitely unless MPI terminates the agreement upon insolvency of the Company or due to a material breach by the Company. Upon such termination of the agreement, MPI will own the rights to the technology it has developed under the agreement. As with the NYU agreement, the Company is obligated to pay royalties on sales of any products using this technology. As part of this arrangement, MPS currently owns 200,000 shares of SUGEN Common Stock purchased at the Company's formation.

Max-Planck-Institut fur Physiologische und Klinische Forschung (MPP). In October 1993, SUGEN entered into an agreement with MPP and Garching to support the work of Dr. Werner Risau, a leading researcher in the area of angiogenesis. This agreement grants SUGEN the exclusive worldwide right to commercialize Dr. Risau's research on the inhibition of angiogenesis, vasculogenesis, vascular permeability, chemotaxis and neurite outgrowth. This research collaboration will terminate in October 1999. SUGEN's license to technology developed before or during the research program will survive indefinitely unless MPP terminates the agreement upon insolvency of the Company or due to a material breach by the Company. Upon termination of the agreement, MPP will own the rights to the technology it has developed under the agreement. The Company is obligated to pay royalties on sales of any products embodying this technology.

The Hebrew University of Jerusalem

         SUGEN is the exclusive licensee of research being carried out by Dr. Alexander Levitzki at the HUJ under an agreement entered into in September 1993 and amended in March 1995 and May 1996. The Company's license includes exclusive rights in certain fields to a series of issued patents and patent applications and other proprietary know-how covering synthetic small molecule TK inhibitors, including compounds and methods of treatment, as well as all new compounds which result from the ongoing work of Dr. Levitzki's team at the HUJ during the research program. SUGEN's research scientists work closely with Dr. Levitzki and the chemists in his laboratory, providing activity data on compounds, which in turn supports the iterative process of lead optimization. SUGEN's rights to the licensed products that are of continued interest to the Company survive, subject to certain diligence requirements, upon expiration of the research period or termination for convenience. SUGEN retains rights to all the licensed products should the agreement be terminated due to a breach by or insolvency of HUJ. Upon termination of the agreement due to insolvency of the Company or due to a breach by the Company, HUJ will own the rights to the technology developed under the agreement and the Company will be obligated to return all material relating to the technology. The Company is obligated to make milestone payments and pay royalties on any sales of licensed products. This research program terminates in June 1997 and is extendible by the Company for additional periods.

         In addition, SUGEN has also entered into sponsored research and exclusive license agreements with HUJ providing SUGEN with commercial rights to compounds emanating from programs focused on clinical development of tyrosine kinase inhibitors in therapeutic areas outside SUGEN's main areas of focus. The aim of these programs is to develop small molecules for the treatment of psoriasis and human papilloma virus infection. The sponsored research programs are currently scheduled to continue through September 1997. The programs require 120 days notice for cancellation. The contracts provide for limitations on the amount payable by SUGEN for sponsored research under all of these programs after notice of cancellation. SUGEN's rights to the licensed products that are of continued interest to the Company survive, subject to certain diligence requirements, upon expiration of the research period or termination for convenience. SUGEN retains rights to all the licensed products should the agreement be terminated due to a breach by or insolvency of HUJ.

ArQule

         In September 1996, SUGEN entered into a collaboration agreement with ArQule to develop a proprietary collection of compounds designed to target binding sites common to many signal transduction molecules found in cell-signalling pathways. SUGEN provides lead chemical structures and new chemical structure scaffolds to enable ArQule to use its Directed ArrayTM combinatorial synthesis technologies to build a novel collection of compounds with potentially broad applications for the pharmaceutical industry. SUGEN retains exclusive rights to this collection with respect to TK and STK targets, subject to certain payments and royalties to ArQule. ArQule retains responsibility for commercializing the collection for targets in other areas, subject to royalty-sharing arrangements with SUGEN.

Other Sources of Materials for Screening

         The Company has entered into a number of agreements designed to obtain novel biochemical and biological compounds and extracts for screening in its proprietary assay systems. These agreements cover a broad range of chemical entities from sources across the world. SUGEN also has an agreement with Panlabs, Inc. of Bothell, Washington for the supply of microbial and fungal extracts and the isolation and identification of active components from these extracts. The original agreement was entered into in March 1993, and is renewable for successive one year periods. The agreement most recently was amended in early 1997, under which Panlabs will supply the Company with a significant number of extracts from which the Company can select a portion to be designated as "selected organisms." SUGEN will own all rights to the selected organisms and the active compounds produced by them, including any derivatives. Panlabs is supplying other companies with similar extracts under similar conditions. In June 1995, SUGEN and Toyama Prefectural University of Tokyo initiated a collaboration to discover new drugs for the treatment of cancer and other diseases by inhibiting TKs and TPs and related molecules. A research team headed by Professor Toshikazu Oki in the University's Biotechnology Research Center is providing to SUGEN compounds from Toyama's microbial strain libraries for testing of potential biological activity. In July 1996, SUGEN and the Institutes of Botany and Microbiology of the Chinese Academy of Sciences
initiated  exclusive   collaborations  to  discover  novel  signal  transduction
inhibitor candidates and pharmacophores. The Institute of Botany and the Institute of Microbiology are providing to SUGEN extracts from the Institutes' plant and microbial collections for testing of potential biological activity against SUGEN's signal transduction targets. Other SUGEN compound sources include natural product libraries from around the globe, including microbial, fungal and plant extracts, as well as additional sources of small organic compounds.

Patents and Proprietary Technology

         The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. Patent matters in biotechnology, and in particular with respect to receptors as screening tools and/or the DNA encoding them, are highly uncertain and involve complex legal and factual questions. Accordingly, the availability of and breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. As of March 3, 1997, SUGEN held exclusive rights to at least 11 issued U.S. patents and had filed and/or held exclusive licenses to approximately 132 United States patent applications, as well as related foreign patent applications. While the Company believes at this time that it will receive method of use patent protection on SU101, there can be no assurance that any such patent protection will issue. There can be no assurance that the Company will develop products or processes that are patentable, that patents will issue from any of the pending applications, or that claims allowed will be sufficient to protect the Company's technology. There can be no assurance that the Company's patents, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Competitors have been issued patents, may have filed applications or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company or which could block the Company's efforts to obtain patents.

         A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the field of TKs, TPs and STKs and related downstream signalling molecules. The commercial success of the Company will depend in part on SUGEN not infringing patents issued to competitors and not breaching the technology licenses upon which any Company products are based. The Company in the past has been, and from time to time in the future may be, notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. Certain patent applications or patents of the Company's competitors may conflict with the Company's patents and patent applications, and SUGEN is aware that other companies have filed patent applications and have been granted patents in the United States and other countries claiming subject matter potentially useful or necessary to the Company. Such conflicts could result in a significant reduction in the scope of the coverage of the Company's issued or licensed patents. In addition, if patents are issued to other companies which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, the Company might be prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third party proprietary rights. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction. Even if the outcome of such litigation is favorable, the cost of such litigation and the diversion of the Company's resources during such litigation could have a material adverse effect on the Company. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company.

         SU101, a compound generally known by the name leflunomide, is a member of the isoxazole family of compounds. Leflunomide was discovered more than 15 years ago. A large pharmaceutical company holds a number of United States and foreign patents and has filed applications in the United States and abroad covering compositions of matter and pharmaceutical uses of leflunomide and structurally related compounds. SUGEN believes its research and development and its clinical trials with SU101 in the United States are protected from claims of infringement of the United States patents because such activities are being conducted solely for uses reasonably related to development and submission of information to the FDA for regulatory approval. Although the Company cannot predict whether or when SU101 will be approved by the FDA for marketing in the United States, it believes that certain of the pharmaceutical company's patents in the United States may have expired when marketing does begin and that the remaining United States patents are either invalid or will not be infringed by the manufacture and sale of SU101. However, the Company has learned that additional patents have been issued in the United States to the pharmaceutical company covering the use of leflunomide and structurally related compounds for the treatment of named cancers. The Company presently does not know if commercialization of SU101 will infringe these additional patents but believes that the additional patents may be subject to claims of invalidity as they relate to SU101. If the additional patents were determined to be valid with respect to SU101, the Company may be required to obtain a license from the pharmaceutical company in order to manufacture and sell SU101 in the United States. The Company presently does not intend to commercialize SU101 outside the United States. There can be no assurance that SU101 will not infringe the issued patents, that the term of the pharmaceutical company's other existing patents will not be extended, that the claims of the pharmaceutical company's pending patent applications will not be modified prior to issuance so as to enhance their validity or scope, or that a court will agree with the Company's beliefs regarding invalidity and non-infringement of the patents. To date, the pharmaceutical company has not threatened or commenced legal proceedings against the Company concerning possible patent infringement. There can be no assurance that the pharmaceutical company in the future will not assert claims against SUGEN or that the Company could reach agreement with the pharmaceutical company for a license for SU101 upon favorable terms or at all, if required. The inability of the Company to resolve this matter on favorable terms or at all could have a material adverse effect on the Company. In any event, the assertion of such claims, even if resolved favorably to the Company, could result in substantial costs to the Company.

         SUGEN also relies on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable. SUGEN attempts to protect its proprietary technology and processes in part by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that the Company or its consultants or research collaborators use intellectual property owned by others in their work for the Company, disputes may also arise as to the rights in related or resulting know-how and inventions.

Competition

         SUGEN is engaged in a rapidly changing field. Other products and therapies that will compete directly with the products that the Company is seeking to develop and market currently exist or are being developed. Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Most of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Many of these competitors have significant products that have been approved or are in development and operate large, well funded research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. In addition to the above factors, SUGEN will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is intense competition for access to libraries of compounds to use for screening and any inability of the Company to maintain access to sufficiently broad libraries of compounds for screening potential targets would have a material adverse effect on the Company. There is no assurance that the Company's competitors will not develop more effective or more affordable products, or achieve earlier patent protection or product commercialization than the Company.

Government Regulation

         The manufacturing and marketing of the Company's potential products and its ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against the Company or its potential products.

         Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Preclinical studies must be conducted in conformance with the FDA's good laboratory practice ("GLP") regulations. Before commencing clinical investigations in humans, the Company must submit to and receive approval from the FDA of an IND. There can be no assurance that submission of an IND would result in FDA authorization to commence clinical trials. Clinical testing must meet requirements for institutional review board oversight, informed consent and good clinical practice requirements and is subject to continuing FDA oversight. The Company does not have extensive experience in conducting and managing the clinical testing necessary to obtain regulatory approval. Clinical trials may require large numbers of test subjects. Furthermore, the Company or the FDA may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of the trials.

         Before receiving FDA clearance to market a product, the Company will have to demonstrate that the product is safe and effective on the patient population that will be treated. Data obtained from preclinical and clinical activities are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays also may be encountered in foreign countries. There can be no assurance that even after such time and expenditures, regulatory clearance will be obtained for any products developed by the Company. If regulatory clearance of a product is granted, such clearance will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies.
Marketing  or  promoting  a drug for an  unapproved  indication  is  prohibited.
Furthermore, clearance may entail ongoing requirements for postmarketing studies. Even if such regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. There can be no assurance that any compound developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

         Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing and reimbursement vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community ("EC") certain registration procedures are available to companies wishing to market a product in more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. This foreign regulatory approval process includes all of the risks associated with FDA clearance set forth above.

Manufacturing

         The Company has no manufacturing facilities and relies on other manufacturers to produce its compounds for research and development, preclinical and clinical purposes. The products under development by the Company have never been manufactured on a commercial scale and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. If the Company were unable to contract for a sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical and clinical testing schedule would be delayed, resulting in delay in the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which could have a material adverse effect on the Company. Moreover, contract manufacturers that the Company may use must adhere to current Good Manufacturing Practices regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

Business Risks

         The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date two drug candidates (SU101 and SU5271) have entered human clinical testing. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, even if they are developed successfully and proven to be safe and effective. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. Substantially all of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including manufacturing uncertainties, the Company's lack of sales and marketing capabilities, competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

Facilities

         SUGEN currently leases approximately 60,000 square feet of laboratory and office space in Redwood City, California. The Company leases this space under operating leases which last through November and December 1998. Approximately 48,000 square feet of the laboratory and office space currently under lease have three and five year renewal options at the end of the leases. The Company believes that its current facilities plus anticipated additions are sufficient to meet its needs for the next few years. The Company plans to expand its facilities to support growth in its operations and will be evaluating alternative space options. There can be no assurances, however, that such space will be available on favorable terms, if at all.

Employees

         As of March 3, 1997 , the Company had 160 full-time employees, including a technical scientific staff of 120. The Company places an emphasis on obtaining the highest available quality of staff. The Company has selected and assembled a group of experienced scientists and managers with skills in a wide variety of disciplines, including molecular biology, medicinal chemistry and pharmaceutical development. None of the Company's employees are covered by collective bargaining arrangements and management considers relations with its employees to be good.

Item 2.         PROPERTIES

SUGEN currently leases approximately 60,000 square feet of laboratory and office space in Redwood City, California. The Company leases this space under operating leases which last through November and December 1998. Approximately 48,000 square feet of the laboratory and office space currently under lease have three and five year renewal options at the end of the leases. The Company believes that its current facilities plus anticipated additions are sufficient to meet its needs for the next few years. The Company plans to expand its facilities to support growth in its operations and will be evaluating alternative space options. There can be no assurances, however, that such space will be available on favorable terms, if at all.

Item 3.         LEGAL PROCEEDINGS

SUGEN is not a party to any legal proceedings.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

                                     PART II


Item 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

Since the Company's initial public offering of its common stock in October 1994, the Company's Common Stock has traded on the Nasdaq Stock Market under the symbol SUGN. The following table lists the high and low sales prices for the Company's Common Stock for each quarter since October 1994. These prices do not include retail markups, markdowns or commissions.


                                                --------------------------------
                                                       High               Low
         -----------------------------------------------------------------------
         1996
         Fourth Quarter                           $   14.50         $   11.25
         Third Quarter                                12.75              9.38
         Second Quarter                               15.25             11.25
         First Quarter                                15.88             11.75
         -----------------------------------------------------------------------
         1995
         Fourth Quarter                               16.00              9.25
         Third Quarter                                13.88              6.88
         Second Quarter                                8.38              4.63
         First Quarter                                 7.75              4.63
         -----------------------------------------------------------------------
         1994
         Fourth Quarter (from October 4, 1994)    $    8.00         $    4.75
         -----------------------------------------------------------------------

As of March 14, 1997 there were approximately 235 holders of record of the Company's Common Stock. On March 14, 1997, the last sale price reported on the Nasdaq National Market System for the Company's Common Stock was $11.63 per share.

The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

Item 6.          SELECTED FINANCIAL DATA

Statement of Operations Data:
(in thousands, except per share data)
                                                                   Year Ended December 31,
                                     --------------------------------------------------------------------------
                                         1996             1995            1994           1993          1992
                                     ------------- ----------------- -------------- -------------- ------------

Contract revenue (1)                 $     13,650  $         13,843  $       6,270  $       5,470  $     1,080
Costs and expenses:

    Research and development               29,792            23,226         17,079         10,251        4,531
    General and administrative              5,529             5,086          3,106          2,169        1,591
                                     ------------- ----------------- -------------- -------------- ------------
         Total costs and expenses          35,321            28,312         20,185         12,420        6,122
                                     ------------- ----------------- -------------- -------------- ------------
Operating loss                            (21,671)          (14,469)       (13,915)        (6,950)      (5,042)

Other income and expense:

    Interest income                         2,481             1,988            529            339          131
    Interest expense                         (691)             (494)          (278)           (56)         (45)
    Gain on sale of investment
       in Selectide Corporation               -               1,006            -              -              -
                                     ------------- ----------------- -------------- -------------- ------------
         Other income, net                  1,790             2,500            251            283           86
                                     ------------- ----------------- -------------- -------------- ------------
Net loss                             $    (19,881) $        (11,969) $     (13,664) $      (6,667) $    (4,956)
                                     ============= ================= ============== ============== ============

Net loss per share                         ($1.81)           ($1.32)        ($4.15)        ($3.89)      ($3.00)
                                     ============= ================= ============== ============== ============

Shares used in computing net
   loss per share                          10,966             9,085          3,296          1,712        1,649
                                     ============= ================= ============== ============== ============

Pro forma net loss per share (2)                                            ($2.22)        ($1.39)      ($1.37)
                                                                     ============== ============== ============

Shares used in computing pro
    forma net loss per share (2)                                             6,143          4,786        3,618
                                                                     ============== ============== ============

Balance Sheet Data:
(in thousands)
                                                                   December 31,
                                     --------------------------------------------------------------------------
                                         1996            1995             1994           1993           1992
                                     ------------- ----------------- -------------- -------------- ------------

Cash, cash equivalents and
    short-term investments           $     56,334  $         53,253  $      22,414  $      16,984  $    12,315
Total assets                         $     61,936  $         59,243  $      28,455  $      20,812  $    15,306
Capital lease obligations -
    non-current portion              $      2,938  $          3,651  $       2,087  $         441  $       291
Accumulated deficit                  $    (57,997) $        (37,964) $     (26,270) $     (12,451) $    (5,784)
Stockholders' equity                 $     48,530  $         43,441  $      18,319  $      13,230  $    11,127

(1) Includes amounts from related party
(2) Pro forma net loss per share information gives effect to the conversion of all preferred stock outstanding from the date of issuance. See Note 1 of Notes to Financial Statements.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Annual Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below as well as the factors discussed in other sections of this Annual Report. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         SUGEN was founded in July 1991 to discover and develop small molecule drugs that target specific cellular signal transduction pathways. These pathways have been implicated in diseases such as cancer and diabetes as well as in dermatologic, immunologic, cardiovascular and neurologic disorders. Through December 31, 1996, substantially all of the Company's revenue has been earned pursuant to collaborations with Zeneca, ASTA Medica, Allergan and Amgen. The Company intends to pursue its drug discovery programs independently and in collaboration with established pharmaceutical companies.

         In January 1995, the Company established an oncology research collaboration with Zeneca. The Company received a $5.0 million technology set-up fee, receives annual research funding and will receive additional fees upon the achievement of specified milestones. In addition, Zeneca purchased 789,141 shares of Common Stock at a price of $15.84 per share. In December 1995, the Company established an oncology product development collaboration with ASTA Medica. The Company received a $4.0 million technology set-up fee and will receive additional fees upon the achievement of specified milestones as well as additional consideration in the form of contract services for non-collaboration work. In addition, ASTA Medica purchased 431,137 shares of Common Stock for $9.0 million, or $20.88 per share. In January 1996, the Company and Amgen terminated their research collaboration one year prior to the scheduled expiration. In connection with the termination, Amgen paid SUGEN $2.5 million, forgave amounts previously advanced, and purchased from SUGEN, for $200,000, a warrant for the purchase of 200,000 shares of Common Stock with an exercise price of $15.50 per share. In addition, SUGEN repurchased 235,000 of the 387,878 shares of SUGEN Common Stock held by Amgen at $11.48 per share. The termination arrangement further provides that the Company will make royalty and certain other payments to Amgen in the event that designated potential products are developed and marketed. In October 1996, the Company established an ophthalmology research collaboration with Allergan. The Company received a $2.0 million initial payment for past research services, receives annual research funding and expects to receive additional fees upon the achievement of specified milestones and royalties on any product sales. In addition, Allergan purchased 191,571 shares of Common Stock at a price of $20.88 per share.

         In October and November 1996, the Company completed a follow-on offering of 2,070,000 shares of Common Stock at a price of $12.00 per share. The net proceeds to the Company were approximately $22.7 million. Zeneca purchased 509,000 shares and Allergan purchased 250,000 shares of Common Stock, respectively, in the offering.

         The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of preclinical and clinical development activities as more of its proprietary cancer-related programs progress toward and into the clinic. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1996, the Company's accumulated deficit was $58.0 million.

Results of Operations

         The Company's revenues for the years ended December 31, 1996, 1995 and 1994 were $13.7 million, $13.8 million and $6.3 million, respectively. Revenues for the year ended December 31, 1996 included an up-front fee and contract revenue from the Allergan collaboration, contract revenue from the Zeneca collaboration, the recognition of the balance of the $4.0 million technology set-up fee received in connection with the ASTA Medica collaboration and the $4.3 million wind-down fee associated with the Amgen termination. The Company recognizes revenues from set-up and wind-down fees as the related activities are performed, which is generally over a twelve-month period or less. Through December 31, 1996, the set-up and wind-down fees from the ASTA

Medica and Amgen collaborations, respectively, had been fully recognized as revenue. Going forward, the Company will not recognize any additional revenue under the Amgen collaboration, and will recognize additional revenue under the ASTA Medica collaboration only upon the achievement of specified milestones and for contract services provided by ASTA Medica for non-collaboration work. As a result, collaboration revenue will be lower in 1997 than in 1996 in the absence of additional collaboration agreements during the year. The Company is actively pursuing additional collaborations, but no assurance can be given as to the ability of the Company to enter such collaborations on a timely basis or at all.

         Revenues for 1995 included the recognition of a $5.0 million non-recurring technology set-up fee received upon the execution of the collaboration agreement with Zeneca and the partial recognition of the $4.0 million technology set-up fee received in connection with the ASTA Medica collaboration. The increase in revenues in 1995 over the preceding year was primarily due to revenue from the Zeneca collaboration.

         Research and development expenses for the years ended December 31, 1996, 1995 and 1994 were $29.8 million, $23.2 million and $17.1 million, respectively. The increase during 1996 was primarily due to higher personnel related costs associated with the expansion of the Company's research and development programs. In addition, the progression of clinical activities, including expanded Phase I studies of the Company's lead anti-cancer compound, SU101, contributed to higher expenses during 1996. Further, the advancement of multiple programs through preclinical development, including activities associated with the December 1996 filing of the Company's Investigational New Drug ("IND") with the U.S. Food and Drug Administration ("FDA") for the clinical testing of SU5271 in the treatment of psoriasis, led to higher expenses in 1996. The increase during 1995 was also driven by expenses associated with additional personnel dedicated to the Company's research and development programs. In addition, the initiation of Phase I clinical activities contributed to the growth in 1995 expenses. The Company expects that its research and development expenses will continue to grow in future years due to the hiring of personnel, additional preclinical studies, the progression of SU101 clinical trials, the initiation of new clinical trials on additional drug candidates and pursuant to requirements under the Company's anticipated future collaborations.

         General and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were $5.5 million, $5.1 million and $3.1 million, respectively. The increase in 1996 was primarily due to additional administrative staffing, the related recruiting and relocation expenses and costs associated with the resignation of an officer. The increase in 1995 was primarily due to increased administrative staffing, additional costs incurred in connection with corporate development activities and higher expenses associated with the Company's reporting requirements as a result of becoming a publicly held company. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's research and development efforts.

         Interest income for the years ended December 31, 1996, 1995 and 1994 were $2.5 million, $2.0 million and $529,000, respectively. These increases were due to higher investment balances arising primarily from issuances of the Company's capital stock. Interest expense for the years ended December 31, 1996, 1995 and 1994 were $691,000, $494,000 and $278,000, respectively. These increases were primarily due to the Company's continued use of capital lease financing for equipment and property improvements related to the expansion of its facilities. The Company expects that interest expense will continue to increase in future years due to the continued use of capital lease financing for equipment and facility improvements. A $1.0 million gain on the sale of the Company's investment in Selectide Corporation was included in other income during the twelve month period ended December 31, 1995.

         The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change in ownership" as described in Section 382 of the Internal Revenue Code. Such a change in ownership may have arisen as a result of the Company's initial public offering or subsequent sales of securities.

Liquidity and Capital Resources

         The Company had cash, cash equivalents and short-term investments of approximately $56.3 million at December 31, 1996 compared with approximately $53.3 million at December 31, 1995. The increase in cash and investments during the year ended December 31, 1996 was primarily due to the $27.4 million generated from issuances of Common Stock, partially offset by the net loss for the year, after adjustments for non cash items and the repurchase of the Company's Common Stock from Amgen as discussed above.

         Through December 31, 1996, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, placements of the Company's Preferred and Common Stock and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with ASTA Medica, Zeneca and Allergan, its cash, cash equivalents and short-term investments and capital lease financing. The Company has a capital lease line of $3.5 million available through June 1997 for the purchase of equipment and facility improvements, of which $663,000 was available at December 31, 1996. In March 1997, the Company entered into a lease financing Commitment Letter for an additional capital lease line in the amount of $3.5 million for the purchase of equipment and facilities improvements.

         The Company has entered into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments. Under these programs, commitments for external research funding are approximately $2.3 million in 1997. A number of these agreements expire in late 1997. However, the Company anticipates renewing these agreements which may increase future commitments of the Company. Most of these commitments are cancelable within a three to six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation by the Company.

         From time to time, the Company evaluates potential investments in complementary businesses, products or technologies. Currently, the Company is considering modest investments in such complementary businesses during 1997. The Company has no other present undertakings, commitments or agreements with respect to investments in other businesses.

         Net additions of equipment and leasehold improvements for the years ended December 31, 1996, 1995 and 1994 were $1.7 million, $2.6 million and $2.4 million, respectively, which included $1.3 million, $2.6 million and $2.7 million, respectively, of equipment and leasehold improvements financed through the Company's master lease agreements. In general, additions for 1996, 1995 and 1994 included facility expansion costs, the continued enhancement of the Company's laboratory capabilities and the costs associated with the Company's ongoing effort to maintain an up-to-date technology base. Additions in 1996 and 1995 also included a significant investment in state of the art computer hardware and software to support the Company's genomics and bioinformatics programs. Under these capital leases and certain operating lease arrangements, the Company has lease commitments of $8.6 million through 2001. The Company intends to fund future capital expenditures principally through lease financing or other debt arrangements, although there can be no assurance that such financing will be available. The Company expects that its capital additions for 1997 will be higher than that of the prior year primarily due to anticipated facility improvements to its laboratory and office space. Accordingly, it is expected that the Company's capital lease obligations and related interest expense as well as its depreciation expense will increase in future periods.

         The Company estimates that its existing capital resources, together with facility and equipment financing, anticipated revenues from its current collaborations and net income from investment activities, will be sufficient to fund its planned operations into the second half of 1998. The Company anticipates that the funds from future collaborations will extend this time period. However, there can be no assurance that the Company will enter into any such collaborations. In addition, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material adverse effect on the Company.

         The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date two drug candidates (SU101 and SU5271) have entered human clinical testing. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, even if they are developed successfully and proven to be safe and effective. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. Substantially all of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including manufacturing uncertainties, the Company's lack of sales and marketing capabilities, competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The response to this Item is submitted in a separate section of this report beginning on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                    PART III


Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated by reference from the information under the captions "ELECTION OF DIRECTORS" and "MANAGEMENT" contained in the Company's definitive proxy statement to be filed no later than April 30, 1997 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held May 21, 1997 (the "Proxy Statement").

Item 11.        EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the information under the caption "EXECUTIVE COMPENSATION" of the Proxy Statement.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the information under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement.

Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the information under the caption "CERTAIN TRANSACTIONS" in the Proxy Statement.

                                     PART IV


Item 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

     1.  Financial Statements                                                                  Page
                                                                                               ----
     The following financial statements of SUGEN, Inc. are included in a separate section of this report:

           Balance Sheets at December 31, 1996 and 1995                                         F-3

           Statements of Operations for each of the three years in the period
              ended December 31, 1996                                                           F-4

           Statement of Stockholders' Equity for each of the three years in the
              period ended December 31, 1996                                                    F-5

           Statements of Cash Flows for each of the three years in the period
              ended December 31, 1996                                                           F-6

           Notes to Financial Statements                                                        F-7

     2.  Financial Statement Schedules

     All schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes thereto.


     3.  Exhibits

Exhibit
Number                                   Exhibit
------                                   -------

    3.1           Restated Certificate of Incorporation, filed February 23, 1995. (2)
3(ii).2           Bylaws of the Registrant.  (1)
    3.3           Certificate of Designation of Series A Junior Participating Preferred Stock
                    of the Registrant. (5)
    4.1           Reference is made to Exhibits 3.1 through 3(ii).2.
    4.2           Specimen Stock Certificate. (1)
   10.1           Form of Investor Rights Agreement, dated December 23, 1992, among the
                    Registrant and certain investors. (1)
   10.2           Registrant's 1992 Amended and Restated Stock Option Plan (the "Option
                    Plan"), as amended. (11)
   10.3           Form of Incentive Stock Option under the Option Plan. (1)
   10.4           Form of Nonstatutory Stock Option under the Option Plan. (1)
   10.5           Warrant to Purchase  2,666  Shares of Series A  Preferred  Stock,  dated  December 7,
                    1991, granted by the Registrant to Sanwa Business Credit Corp. (1)
   10.6           Warrant to Purchase  2,666  Shares of Series A  Preferred  Stock,  dated  December 7,
                    1991, granted by the Registrant to Silicon Valley Bancshares. (1)
   10.7           Warrant to Purchase  5,333  Shares of Series A  Preferred  Stock,  dated  December 7,
                    1991, granted by the Registrant to Western Technology Investment. (1)
   10.8           Warrant to Purchase 133,333 Shares of Common Stock,  dated July 13, 1992,  granted by the Registrant to Genentech, Inc. (1)
   10.9           Warrant Agreement to Purchase 40,000 Shares of Series D Preferred Stock, dated October 30, 1992, between the Registrant and Comdisco, Inc. (1)
   10.10          Warrant  Agreement to Purchase Shares of Series G(F) Preferred Stock,  dated July 23,
                    1993, between the Registrant and Comdisco, Inc. (1)
   10.11          Warrant  Agreement to Purchase Shares of Series G(F) Preferred Stock,  dated July 23,
                    1993, between the Registrant and Comdisco, Inc. (1)
   10.12          Stock Swap  Agreement,  dated July 27, 1992, as amended,  between the  Registrant and
                    Selectide Corporation. (1)
   10.13++        Amended and Restated Research and License Agreement, dated August 16, 1991, among the Registrant,
                    Max-Planck-Gesellschaft, Max-Planck-Institut and Garching Innovation GmbH; and
                    Extension, dated March 31, 1993. (1)
   10.14++        Amended  and  Restated  Research  and License  Agreement,  dated  September  1, 1991, between the Registrant and New York University. (1)
   10.15++        Services and Supply  Agreement,  dated January 1, 1992,  between the  Registrant  and
                    BioSignal, Ltd. (1)
   10.15(i)       Exhibit A to  Services  and Supply  Agreement,  dated  January 1, 1992,  between  the
                    Registrant and BioSignal, Ltd. (1)
   10.16++        Collaboration and License Agreement,  dated November 17, 1992, between the Registrant and Selectide Corporation. (1)
   10.17++        Collaboration  Agreement,  dated December 18, 1992, between the Registrant and Amgen,
                    Inc. (1)
   10.17(i)++     Amendment  Number One to  Collaboration  Agreement  between the Registrant and Amgen,
                    Inc., dated June 15, 1995. (3)
   10.18          Letter of Intent, dated May 27, 1993, among the Registrant, the State Science & Technology
                    Commission of the Peoples Republic of China, and International Technology Investment Managers
                    (Asia), Inc. (1)
   10.19++        Amended and  Restated  Research and License  Agreement,  between the  Registrant  and
                    Yissum Research  Development  Company of The Hebrew University of Jerusalem,  dated
                    March 27, 1995. (2)



Exhibit
Number                                            Exhibit
------                                            -------

   10.20++        Research and License Agreement, dated October 1, 1993, among the Registrant, Max-Planck-Gesellschaft,
                    Max-Planck-Institut and Garching Innovation GmbH. (1)
   10.21++        Exclusive  License  Agreement,  dated January 21, 1994,  between the  Registrant  and
                    Washington Research Foundation. (1)
   10.22          Purchase Agreement between the Registrant and Zeneca Limited,  dated October 4, 1994.
                    (2)
   10.23++        Amended and  Restated  Research  and License  Agreement  between the  Registrant  and
                    Yissum Research Development Company of The Hebrew University of Jerusalem (labeled "Psoriasis"). (8)
   10.24++        Amended and  Restated  Research  and License  Agreement  between the  Registrant  and
                    Yissum Research  Development Company of The Hebrew University of Jerusalem (labeled
                    "Papilloma"). (8)
   10.25++        Amended and  Restated  Research  and License  Agreement  between the  Registrant  and
                    Yissum Research  Development Company of The Hebrew University of Jerusalem (labeled
                    "Sepsis/Inflammation"). (8)
   10.26++        Amended and  Restated  Research  and License  Agreement  between the  Registrant  and
                    Yissum Research  Development Company of The Hebrew University of Jerusalem (labeled
                    "Restenosis"). (8)
   10.27          Consulting  Agreement,  dated August 16, 1991,  between the Registrant and Dr. Joseph
                    Schlessinger. (1)
   10.28          Consulting  Agreement,  dated August 16, 1991,  between the  Registrant  and Dr. Axel
                    Ullrich. (1)
   10.29          Seaport Centre  Standard  Lease and Addendum I, dated November 12, 1991,  between the
                    Registrant and Seaport Center Venture Phase I. (1)
   10.29(i)       First  Amendment,  dated July 8, 1993, to Seaport  Centre  Standard Lease between the
                    Registrant and Seaport Center Venture Phase I. (1)
   10.29(ii)      Second  Amendment,  dated June 2, 1995, to Seaport Centre  Standard Lease between the
                    Registrant and Seaport Centre Venture Phase I. (3)
   10.29(iii)     Construction  Addendum,  dated June 2, 1995,  to Second  Amendment to Seaport  Centre
                    Standard Lease between the Registrant and Seaport Centre Venture Phase I. (3)
   10.30          Registrant's 1994 Employee Stock Purchase Plan. (1)
 * 10.31          Registrant's 1994 Non-Employee Directors' Stock Option Plan, as amended. (11)
   10.32          Form of  Indemnity  Agreement  to be entered  into  between  the  Registrant  and its officers and directors. (1)
   10.33          Warrant Agreement to Purchase 7,200 Shares of Series G Preferred Stock, dated May 5, 1994, between the Registrant and Financing for Science International, Inc. (1)
   10.34++        Research and License Agreement, dated August 1, 1994, between the Company and the Hospital for Sick Children. (1)
   10.34(i)       Amendment to Research and License Agreement between the Registrant and the
                    Hospital for Sick Children, dated August 1, 1995. (4)
   10.35          Research and Technology  Agreement,  dated March 3, 1993,  between the Registrant and
                    PanLabs, Inc., as amended. (1)
   10.36++        Collaboration Agreement, between the Registrant and Zeneca Limited, dated
                    March  22, 1995. (2)
   10.37          Agreement  for the  Purchase of Common  Stock of the  Registrant  by Zeneca  Limited,
                    dated January 6, 1995. (2)
   10.38          Loan Agreement and Promissory  Note between the Registrant and James L. Tyree,  dated
                    August 29, 1994. (3)
   10.39          Deferred Compensation Agreement between the Registrant and James L. Tyree, dated August 29, 1994. (3)


Exhibit
Number                                            Exhibit
------                                            -------

   10.40++        Cooperative  Research  and  Development  Agreement  between  the  Registrant  and the
                    National Cancer Institute, dated August 14, 1995. (4)
  *10.41          Registrant's 1995 Long-Term  Objectives Stock Option Plan for Senior  Management,  as
                    amended.  (12)
   10.42          Form of Nonstatutory  Stock Option under the Long-Term  Objectives  Stock Option Plan for Senior Management. (6)
   10.43          Rights  Agreement,  dated as of August 1, 1995 between the  Registrant  and The First
                    National Bank of Boston, as Rights Agent. (5)
   10.44          Form of  Agreement  for the Purchase of Common  Stock of the  Registrant  and list of participants thereto, dated September 21, 1995. (4)
   10.45          Lease Financing  Commitment  Letter,  dated September 12, 1995 between the Registrant and Financing for Science International, Inc. (4)
   10.46++        Collaboration Agreement,  between the Registrant and ASTA Medica  Aktiengesellschaft, dated December 5, 1995. (7)
   10.47          Agreement  for the  Purchase  of  Common  Stock  of the  Registrant  by  ASTA  Medica
                    Aktiengesellschaft, dated December 5, 1995. (7)
   10.48++        Termination  and Redemption  Agreement  between the Registrant and Amgen Inc.,  dated
                    January 9, 1996. (8)
   10.49++        Warrant to purchase  200,000 shares of Common Stock of the Registrant,  dated January
                    19, 1996, issued by the Registrant to Amgen Inc. (8)
   10.50++        License Agreement between the Registrant and Zeneca Limited,  dated January 19, 1996.
                    (8)
   10.51++        Cooperative  Research  and  Development  Agreement  between  the  Registrant  and the
                    National Cancer Institute, dated April 12, 1996. (9)
   10.52++        Termination  notice,  dated May 24, 1996,  between the Registrant and Yissum Research
                    Development    Company   of   The   Hebrew   University   of   Jerusalem   (labeled
                    "Sepsis/Inflammation"). (9)
   10.53++        Termination  notice,  dated May 24, 1996.  between the Registrant and Yissum Research
                    Development  Company of The Hebrew University of Jerusalem (labeled  "Restenosis").
                    (9)
   10.54+         Research and Development Agreement between the Registrant and Arqule, Inc. (10)
   10.55+         Extension  of Research  and License  Agreement  between  the  Registrant  and the Max
                    Planck Institut. (10)
   10.56          Promissory Note received by the Registrant from Stephen Evans-Freke. (10)
   10.57          Agreement   for  the   purchase  of  Common  Stock  of  the   Registrant   by  Vision
                    Pharmaceuticals L.P. (10)
   10.58+         Collaboration  Agreement  by and between the  Registrant  and Vision  Pharmaceuticals
                    L.P. and Allergan, Inc.  (10)
   10.59+         Extension  of  Research  Agreement  between  the  Registrant  and Yissum  Development
                    Company of the Hebrew University.  (10)
   10.60          James L. Tyree Separation Agreement.  (10)
   23.1           Consent of Ernst & Young LLP, Independent Auditors.
   24.1           Power of Attorney (incorporated in the signature page of the Form 10-K).
   27             Financial Data Schedule.

--------------

   *              Compensatory Plan.
   +              Confidential Treatment has been requested with respect to portions of this Exhibit.
   ++             Confidential treatment has previously been granted for portions of this Exhibit.
   (1)            Incorporated by reference to identically  numbered exhibits filed in response to Item
                    16  "Exhibits" of the  Company's  Registration  Statement on
                    Form S-1, as amended  (File Number  33-77074),  which became effective October 4, 1994.
   (2)            Incorporated by reference to identically  numbered exhibits filed in response to Item
                    14  "Exhibits"  of the  Company's  Annual  Report on Form  10-K for the year  ended
                    December 31, 1994.


   (3)              Incorporated by reference to identically  numbered  exhibits filed in response to Item 6 "Exhibits" of the Company's Form
                    10-Q for the quarter ended June 30, 1995.
   (4)              Incorporated by reference to identically  numbered  exhibits filed in response to Item 6 "Exhibits" of the Company's Form
                    10-Q for the quarter ended September 30, 1995.
   (5)            Filed as an exhibit to the Form 8-K Current Report dated July 26, 1995 and incorporated herein by reference.
   (6)            Filed as an  exhibit  to the  Registrant's  Registration  Statement  on Form S-8 (No.
                    33-99152), dated November 9, 1995, and incorporated herein by reference.
   (7)            Incorporated by reference to identically  numbered exhibits filed in response to Item
                    14 "Exhibits" of the Company's Annual Report on Form 10-K as amended,  for the year ended December 31, 1995.
   (8)              Incorporated by reference to identically  numbered  exhibits filed in response to Item 6 "Exhibits" of the Company's Form
                    10-Q for the quarter ended March 31, 1996.
   (9)              Incorporated by reference to identically  numbered  exhibits filed in response to Item 6 "Exhibits" of the Company's Form
                    10-Q for the quarter ended June 30, 1996.
   (10)             Incorporated by reference to identically  numbered  exhibits filed in response to Item 6 "Exhibits" of the Company's Form
                    10-Q for the quarter ended September 30, 1996.
   (11)           Filed as an  exhibit  to the  Registrant's  Registration  Statement  on Form S-8 (No.
                    333-09323), dated August 1, 1996, and incorporated herein by reference.
   (12)           Filed as an  exhibit  to the  Registrant's  Registration  Statement  on Form S-8 (No.
                    333-09321), dated August 1, 1996, and incorporated herein by reference.


(b)    Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                           Annual Report on Form 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

                   Financial Statements and Supplementary Data

                                Certain Exhibits

                          Year Ended December 31, 1996

                                   SUGEN, Inc.

                            Redwood City, California

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Stockholders
SUGEN, Inc.

         We have audited the accompanying balance sheets of SUGEN, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUGEN, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                     ERNST & YOUNG LLP



Palo Alto, California
February 7, 1997

                                   SUGEN, Inc.

                                 BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                     December 31,   December 31,
                                                         1996           1995
                                                    -------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                         $  24,852    $   8,226
     Short-term investments                               31,482       45,027
     Accounts receivable                                     264          288
     Prepaid expenses and other current assets               468          746
                                                       ---------    ---------
        Total current assets                              57,066       54,287

Property and equipment, net                                4,095        4,513
Other assets                                                 775          443
                                                       ---------    ---------
                                                       $  61,936    $  59,243
                                                       =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $     852    $     652
     Accrued liabilities                                   7,406        3,587
     Deferred revenue                                        375        6,558
     Capital lease obligations - current portion           1,835        1,354
                                                       ---------    ---------
        Total current liabilities                         10,468       12,151

Capital lease obligations - non-current portion            2,938        3,651

Commitments

Stockholders' equity:
     Preferred stock, $.01 par value; 20,000,000
       shares authorized,  issuable in
       series;  300,000    shares  designated
       as  Series A  Junior  Participating
       Preferred Stock; none
       issued and outstanding                               --           --
     Common stock, $.01 par value; 30,000,000 shares
       authorized; shares issued and outstanding:
       12,993,450 and 10,634,917 in 1996 and 1995,
       respectively                                          130          106
     Additional paid-in capital                          107,990       81,696
     Deferred compensation                                  (710)        (397)
     Note receivable from stockholder                       (883)        --
     Accumulated deficit                                 (57,997)     (37,964)
                                                       ---------    ---------

        Total stockholders' equity                        48,530       43,441
                                                       ---------    ---------

                                                       $  61,936    $  59,243
                                                       =========    =========

                             See accompanying notes.

                                   SUGEN, Inc.

                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                   Years Ended December 31,
                                         --------------------------------------------
                                             1996            1995            1994
                                         ------------    ------------    ------------

Contract revenue (includes amounts from   $     13,650    $     13,843    $      6,270
   related party)

Costs and expenses:
   Research and development                     29,792          23,226          17,079
   General and administrative                    5,529           5,086           3,106
                                          ------------    ------------    ------------
   Total costs and expenses                     35,321          28,312          20,185
                                          ------------    ------------    ------------

Operating loss                                 (21,671)        (14,469)        (13,915)

Other income and expenses:
   Interest income                               2,481           1,988             529
   Interest expense                               (691)           (494)           (278)
   Gain on sale of investment in
     Selectide Corporation                        --             1,006            --
                                          ------------    ------------    ------------
   Other income, net                             1,790           2,500             251
                                          ============    ============    ============
Net loss                                  $    (19,881)   $    (11,969)   $    (13,664)
                                          ============    ============    ============


Net loss per share                        $      (1.81)   $      (1.32)   $      (4.15)
                                          ============    ============    ============

Shares used in computing net loss
  per share                                 10,966,000       9,085,000       3,296,000
                                          ============    ============    ============

                             See accompanying notes.

                                                             Sugen, Inc.

                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (Dollars in thousands)

                                                                Convertible
                                                              Preferred Stock                 Common Stock            Additional
                                                           -------------------------    -------------------------     Paid-In
                                                              Shares      Amount         Shares         Amount         Capital
                                                          ----------    ------------    ---------    ------------    ------------
Balances at December 31, 1993                             14,263,943    $        143    1,462,312    $         15    $     25,888
Issuance of Common Stock upon exercise of stock options         --              --        115,652               1              75
Issuance of Common Stock for cash in connection with
 initial public offering, net of issuance costs of $2,188       --              --      2,780,117              28          18,635
Conversion of Preferred Stock into Common Stock in
 connection with initial public offering
  (net of $1 paid for fractional shares                  (14,263,943)           (143)   3,803,619              38             104
Deferred compensation related to grant of certain options       --              --           --              --               392
Amortization of deferred compensation                           --              --           --              --              --
Change in net unrealized losses on available-for-sale
securities                                                      --              --           --              --              --
Net loss                                                        --              --           --              --              --
                                                          ----------    ------------   ----------    ------------    ------------
Balances at December 31, 1994                                   --              --      8,161,700              82          45,094
Issuance of Common Stock upon exercise of stock options
 and in connection with an employee stock purchase plan         --              --        141,824               1             302
Placement of Common Stock for cash, net of issuance costs
of $450                                                         --              --      1,396,875              14          16,299
Issuance of Common Stock for cash to Zeneca Limited, net of
 issuance costs of $150                                         --              --        789,141               8          12,342
Issuance of Common Stock for cash to ASTA Medica
 Aktiengesellschaft, net of issuance costs of $50               --              --        431,137               4           8,946
Issuance of Common Stock for services                           --              --         15,000            --               139
Repurchase of Common Stock for cash from Selectide
 Corporation                                                    --              --       (300,760)             (3)         (1,426)
Amortization of deferred compensation                           --              --           --              --              --
Change in net unrealized losses on available-for-sale
  securities                                                    --              --           --              --              --
Net loss                                                        --              --           --              --              --
                                                          ----------    ------------   ----------    ------------    ------------
Balances at December 31, 1995                                   --              --     10,634,917             106          81,696
Issuance of Common Stock upon exercise of stock options and
in connection with an employee stock purchase plan, net         --              --        194,195               2             717
Issuance of Common Stock for cash and note in connection
 with the exercise of stock options                             --              --        132,333               1             883
Issuance of Common Stock for cash to Allergan, net of
 issuance costs of $32                                          --              --        191,571               2           3,966
Issuance of Common Stock for cash in connection with the
 follow-on public offering, net of offering costs of $2,133     --              --      2,070,000              21          22,686
Issuance of Common Stock upon exercise of warrants, net                                     5,434            --              --
Repurchase of Common Stock for cash from Amgen, Inc.            --              --       (235,000)             (2)         (2,696)
Issuance of warrants for cash to Amgen Inc.                     --              --           --              --               200
Deferred compensation related to grant of certain
  stock options                                                 --              --           --              --               538
Amortization of deferred compensation                           --              --           --              --              --
Change in net unrealized losses on a variable-for-sale
  securities                                                    --              --           --              --              --
Net loss                                                        --              --           --              --              --
                                                          ----------    ------------   ----------    ------------    ------------
Balances at December 31, 1996                                   --      $       --     12,993,450    $        130    $    107,990
                                                          ==========    ============   ==========    ============    ============

                            See accompanying notes.

                                  Sugen, Inc.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                 CONTINUED ....

                                                                            Note
                                                                          Receivable                       Total
                                                             Deferred       From          Accumulated  Stockholders'
                                                           Compensation   Stockholder       Deficit        Equity
                                                           ------------   -----------     -----------  -------------
Balances at December 31, 1993                                $   (365)      $   --       $  (12,451)   $      13,230
Issuance of Common Stock upon exercise of stock options          --             --              --                76
Issuance of Common Stock for cash in connection with
 initial public offering, net of issuance costs of $2,188        --             --              --            18,663
Conversion of Preferred Stock into Common Stock in
 connection with initial public offering
  (net of $1 paid for fractional shares                          --             --              --                (1)
Deferred compensation related to grant of certain options        (392)          --              --              --
Amortization of deferred compensation                             170           --              --               170
Change in net unrealized losses on available-for-sale
securities                                                       --             --              (155)           (155)
Net loss                                                         --             --           (13,664)        (13,664)
                                                             --------        -----       -----------   -------------
Balances at December 31, 1994                                    (587)          --           (26,270)         18,319
Issuance of Common Stock upon exercise of stock options
 and in connection with an employee stock purchase plan          --             --              --               303
Placement of Common Stock for cash, net of issuance costs
of $450                                                          --             --              --            16,313
Issuance of Common Stock for cash to Zeneca Limited, net of
 issuance costs of $150                                          --             --              --            12,350
Issuance of Common Stock for cash to ASTA Medica
 Aktiengesellschaft, net of issuance costs of $50                --             --              --             8,950
Issuance of Common Stock for services                            --             --              --               139
Repurchase of Common Stock for cash from Selectide
 Corporation                                                     --             --              --            (1,429)
Amortization of deferred compensation                             190           --              --               190
Change in net unrealized losses on available-for-sale
  securities                                                     --             --               275             275
Net loss                                                         --             --           (11,969)        (11,969)
                                                             --------        -----       -----------   -------------
Balances at December 31, 1995                                    (397)          --           (37,964)         43,441
Issuance of Common Stock upon exercise of stock options and
in connection with an employee stock purchase plan, net          --             --              --               719
Issuance of Common Stock for cash and note in connection
 with the exercise of stock options                              --           (883)             --                 1
Issuance of Common Stock for cash to Allergan, net of
 issuance costs of $32                                           --             --              --             3,968
Issuance of Common Stock for cash in connection with the
 follow-on public offering, net of offering costs of $2,13       --             --              --            22,707
Issuance of Common Stock upon exercise of warrants, net          --             --              --              --
Repurchase of Common Stock for cash from Amgen, Inc.             --             --              --            (2,698)
Issuance of warrants for cash to Amgen Inc.                      --             --              --               200
Deferred compensation related to grant of certain
  stock options                                                  (538)          --              --              --
Amortization of deferred compensation                             225           --              --               225
Change in net unrealized losses on a variable-for-sale
  securities                                                     --             --              (152)           (152)
Net loss                                                         --             --           (19,881)        (19,881)
                                                             --------         ----       -----------   -------------
Balances at December 31, 1996                                $   (710)       $(883)      $   (57,997)   $     48,530
                                                             ========        =====       ===========   =============

                                                       See accompanying notes.

                                   SUGEN, Inc.

                            STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)

                                                                            Years Ended December 31,
                                                                        --------------------------------
                                                                         1996         1995        1994
                                                                        --------    --------    --------
Cash flows from operating activities
Net loss                                                                $(19,881)   $(11,969)   $(13,664)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization                                           2,308       1,629       1,009
   Deferred revenue                                                       (6,183)      1,922        (395)
   Issuance of Common Stock for services                                    --           139        --
   Gain on sale of investment in Selectide Corporation                      --        (1,006)       --
   Changes in operating assets and liabilities:
     Accounts receivable                                                      24          35         (23)
     Prepaid expenses and other current assets                               278        (200)       (431)
     Other assets                                                           (332)        (39)       (204)
     Accounts payable                                                        200        (420)        296
     Accrued liabilities                                                   3,819       1,996         474
                                                                        --------    --------    --------
Net cash used in operating activities                                    (19,767)     (7,913)    (12,938)
                                                                        --------    --------    --------

Cash flows from investing activities
Purchases of short-term investments                                      (27,998)    (57,118)    (11,917)
Maturities of short-term investments                                      36,973      15,308       1,643
Sales of short-term investments                                            4,418       6,873         998
Purchases of property and equipment, net                                  (1,665)     (2,042)     (1,304)
Proceeds from sale of investment in Selectide Corporation                   --         2,923        --
                                                                        --------    --------    --------
Net cash provided by (used in) investing activities                       11,728     (34,056)    (10,580)
                                                                        --------    --------    --------

Cash flows from financing activities
Proceeds from issuance of Common Stock, net                               27,395      37,916      18,738
Repurchase of Common Stock                                                (2,698)     (1,429)       --
Proceeds from issuance of warrant                                            200        --          --
Proceeds from lease financing of property and equipment                    1,247       2,109       1,580
Payments under capital lease obligations                                  (1,479)     (1,000)       (491)
                                                                        --------    --------    --------
Net cash provided by financing activities                                 24,665      37,596      19,827
                                                                        --------    --------    --------

Net increase (decrease) in cash and cash equivalents                      16,626      (4,373)     (3,691)
Cash and cash equivalents at beginning of year                             8,226      12,599      16,290
                                                                        ========    ========    ========
Cash and cash equivalents at end of year                                $ 24,852    $  8,226    $ 12,599
                                                                        ========    ========    ========

Supplemental disclosure of cash flow information
Cash paid during the year for interest                                  $    691    $    494    $    278
                                                                        ========    ========    ========

Supplemental schedule of noncash investing and
   financing activities:
Equipment acquired under capital leases                                 $   --      $  1,059    $  1,090
                                                                        ========    ========    ========

                             See accompanying notes

                                   SUGEN, Inc.

                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and Significant Accounting Policies

Organization

         SUGEN, Inc. (the "Company"), a Delaware corporation founded in July 1991, is a biopharmaceutical company focusing on the discovery and development of a small molecule drugs which target specific cellular signal transduction pathways. Dysfunctional signal transduction pathways have been implicated in diseases such as cancer and diabetes, as well as in dermatologic, immunologic, cardiovascular and neurologic disorders. The Company pursues its drug discovery programs independently and in collaboration with other pharmaceutical companies.

Use of Estimates

         The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash, Cash Equivalents and Short-Term Investments

         The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as short-term investments. The Company limits its concentration of risk by diversifying its investments among a variety of industries and issuers.

         All debt securities are designated as available-for-sale and are carried at fair value, with the unrealized gains and losses reported in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income.

Revenue Recognition

         Revenue from collaborative agreements is recorded when earned as defined under the terms of the agreements. Non-refundable fees received upon contract signing or terminations are recorded as deferred revenue and recognized as income when the related start-up or wind-down activities are performed, which is generally over a twelve month period or less. Non-refundable up-front fees received for previous research and development work performed is recognized in full upon contract execution. Periodic research funding payments are recognized as income when earned. All of the Company's revenue is derived from its collaborations.

Research and Development Expense

         Research and development expense consists of independent research and development costs, the costs associated with work performed under collaborations and the Company's sponsored funding of research projects performed by others. Research and development costs include direct and research-related overhead expenses.

Depreciation  and  Amortization

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease.

Stock Based Compensation

         The Company generally grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, employs the intrinsic-value method to value stock option grants.

Net Loss Per Share

         Net loss per share is computed using the weighted average number of common shares outstanding. Common equivalent shares from stock options, convertible preferred stock, and warrants are excluded from the computation as their effect is antidilutive, except that through June 30, 1994, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the initial filing of the registration statement for the initial public offering at prices substantially below the public offering price have been included in the calculation as if they were outstanding (using the treasury stock method and the public offering price for stock options and warrants and the if-converted method for convertible preferred stock).

         The following pro forma per share data is provided to present the calculation on a consistent basis for all periods presented. It has been computed as described above and also gives retroactive effect from the date of issuance to the conversion of convertible preferred stock which automatically converted to common shares upon the closing of the Company's initial public offering in October 1994.

                                                                   Year Ended
                                                                  December 31,
                                                                 ---------------
                                                                      1994
                                                                 ---------------
         Pro forma net loss per share                             $     (2.22)
                                                                 ===============
         Shares used in computing pro forma net loss per share      6,143,000
                                                                 ===============

2.   Investments

         The  following  is a summary  of  available-for-sale  securities  as of
December 31 (in thousands):
                                                         Available-for-Sale Securities
                            -----------------------------------------------------------------------------------------
                                               1996                                          1995
                            -------------------------------------------   -------------------------------------------
                                            Unrealized     Estimated                     Unrealized      Estimated
                                              Gains/          Fair                         Gains/          Fair
                                Cost         (Losses)        Value           Cost         (Losses)         Value
                            -------------  -------------  -------------  -------------  -------------  --------------
U.S. Treasury securities
   and obligations of U.S.
   Government agencies       $ 13,348         $    (21)     $ 13,327        $ 20,617        $     54      $ 20,671
U.S. corporate notes           16,409               (8)       16,401          19,177              59        19,236
Foreign debt securities         1,726               (1)        1,725           7,073               8         7,081
U.S. corporate
   commercial paper            11,534               (2)       11,532           2,689              (1)        2,688
Repurchase agreements           8,036             --           8,036             850            --             850
Money market funds,
   certificates of deposit
   and other                    5,313             --           5,313           2,727            --           2,727
                             --------         --------      --------        --------        --------      --------
                             $ 56,366         $    (32)     $ 56,334        $ 53,133        $    120      $ 53,253
                             ========         ========      ========        ========        ========      ========

Amounts included in:
   Cash equivalents          $ 24,853         $     (1)     $ 24,852        $  8,227        $     (1)     $  8,226
   Short-term investments      31,513              (31)       31,482          44,906             121        45,027
                             --------         --------      --------        --------        --------      --------
                             $ 56,366         $    (32)     $ 56,334        $ 53,133        $    120      $ 53,253
                             ========         ========      ========        ========        ========      ========

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

As of December 31, 1996 the average portfolio duration was approximately four months and the longest contractual maturity did not exceed two years. Gross realized gains and losses were immaterial during 1996 and 1995.


3.  Investment in Selectide Corporation

         In 1992, the Company signed a three-year collaborative agreement with Selectide Corporation ("Selectide"), a privately-held corporation. In connection with this agreement, the Company issued 300,760 shares of stock for junior preferred shares of Selectide valued at $1,917,000, which shares represented approximately 5% of the voting shares of Selectide as of December 31, 1994.

         In January 1995, the Company received approximately $2.9 million from the sale of its 5% ownership in Selectide to Marion Merrell Dow, Inc., resulting in a gain of approximately $1.0 million. The Company simultaneously repurchased the 300,760 shares of SUGEN Common Stock formerly held by Selectide for approximately $1.43 million, or $4.75 per share. The net proceeds to the Company from these transactions was approximately $1.5 million.


4.   Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

                                                   1996           1995
                                              -------------   -------------

Leasehold improvements                         $   3,168       $   2,731
Office and computer equipment                      2,320           1,675
Laboratory equipment                               2,896           2,313
                                              -------------   -------------
                                                   8,384           6,719
Accumulated depreciation and amortization         (4,289)         (2,206)
                                              -------------   -------------
Net property and equipment                     $   4,095       $   4,513
                                              =============   =============

         Property and equipment under capital leases amounted to $7.5 million and $6.2 million as of December 31, 1996 and 1995 with related accumulated amortization of $3.9 million and $1.9 million, respectively.


5.   Accrued Liabilities

The components of accrued liabilities consist of the following at December 31 (in thousands):

                                                     1996            1995
                                                -------------   -------------

Accrued research and development services         $   3,724       $   1,381
Accrued compensation                                    883             657
Accrued professional fees                               524             344
Other                                                 2,275           1,205
                                                -------------   -------------
                                                  $   7,406       $   3,587
                                                =============   =============

6.   Research and Development Collaboration Agreements

Allergan, Inc.

         In October 1996, the Company established a research and development collaboration with Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc. and Allergan, Inc. (collectively, "Allergan"), to identify, develop and commercialize novel angiogenesis inhibitors for the treatment of ophthalmic diseases. The collaboration will also establish a comprehensive effort to identify and validate signal transduction targets for choroidal and retinal neovascularization. Allergan will have exclusive rights to all ophthalmic uses of collaboration products and know-how world-wide. In return, the Company received a $2.0 million initial payment for past research services, is receiving annual research funding and expects to receive additional fees upon the achievement of specified milestones and royalties on any product sales. In addition, the Company will have the right to contribute to clinical development costs on each program, thereby earning participation in the North American and European profits from successful products coming out of such programs over and above its royalty entitlement. Allergan also purchased 191,571 shares of SUGEN Common Stock at a price of $20.88 per share and participated in the Company's October 1996 financing (see Note 9), purchasing an additional 250,000 shares of Common Stock, thereby increasing its cumulative equity investment in SUGEN to $7.0 million.

ASTA Medica Aktiengesellschaft

         In December 1995, the Company established an oncology product development collaboration with ASTA Medica Aktiengesellschaft ("ASTA Medica") to develop, manufacture and bring to market SUGEN's oncology products based upon the cell signal transduction targets known as Pan-Her and Raf. The Company received a $4.0 million technology set-up fee, is receiving additional consideration in the form of contract services for non-collaboration work and will receive certain milestone payments tied to the success of the programs and royalty payments on sales in certain territories. The agreement provides for ASTA Medica to receive exclusive marketing rights to collaboration products in Greater Europe (including the former Soviet Union) and South America, subject to royalties to SUGEN. The Company retains market rights in the rest of the world, subject to royalties payable to ASTA Medica in most circumstances. Additionally, ASTA Medica purchased 431,137 shares of SUGEN Common Stock for $9.0 million, or $20.88 per share.

Zeneca Limited - Related Party

         In January 1995, the Company established a collaboration with Zeneca Limited ("Zeneca") to pursue the research, development and commercialization of novel anti-cancer drugs targeting cell-surface receptors and intra-cellular signal transduction pathways. In connection with this agreement, the Company received an initial $5.0 million technology set-up fee, is receiving additional cash payments for annual research funding and will receive certain milestone payments (which may be offset against royalties over time) tied to the progress of compounds in the collaboration and royalties on worldwide sales of any collaboration products. The Company will also have the right to contribute to clinical development costs on each program, thereby earning participation in the North American profits from successful products coming out of such programs over and above its royalty entitlement.

         As a part of the collaboration agreement, Zeneca purchased 789,141 shares of the Company's Common Stock for $12.5 million, or $15.84 per share. This $12.5 million equity investment, combined with Zeneca's $7.5 million participation in SUGEN's October 1994 initial public offering, increased Zeneca's equity investment in SUGEN to $20.0 million and brought Zeneca's ownership in the Company to approximately 20%.

         Zeneca participated in the Company's October 1996 and September 1995 financings (see Note 9), purchasing an additional 509,000 and 281,875 shares of the Company's Common Stock, respectively. These additional investments maintained Zeneca's ownership level in SUGEN at approximately 20% and increased its cumulative equity investment in the Company to $29.5 million. Zeneca has committed not to increase its holdings above this level without the approval of SUGEN's Board of Directors.

Amgen Inc.

         In December 1992, the Company established a research and development collaboration with Amgen Inc. ("Amgen") to discover and develop therapeutic and diagnostic products in neurobiology and a subset of hematopoiesis. As part of this collaboration, Amgen made a $4.0 million equity investment, which converted into 387,878 shares of the Company's Common Stock at the time of the Company's initial public offering. For the three year period ended December 31, 1995, the Company received approximately $18.1 million of research funding from Amgen.

         In January 1996, the Company and Amgen reached an agreement to conclude their research collaboration one year earlier than originally planned due to their changed research priorities. Under the terms of this wind-down agreement, Amgen made a final cash payment to the Company of $2.5 million (of which $1.1 million was advanced in December 1995) and forgave certain advance payments already made to the Company for future research work which was recorded as wind-down revenue in 1996. Amgen also granted back to SUGEN exclusive worldwide rights to 22 propriety signal transduction targets discovered in the course of the collaboration, subject to royalty payments back to Amgen with respect to potential future product sales. In addition, in January 1996 the Company redeemed 235,000 shares of its Common Stock from Amgen at a price of $11.48 per share, thereby reducing Amgen's current holdings of the Company's Common Stock to 152,878 shares. Amgen also purchased in January 1996 for $200,000 a seven-year warrant to purchase 200,000 shares of Common Stock at an exercise price of $15.50 per share.

7.   Leases

         In September 1995, the Company secured a $3.5 million capital lease line to fund facility improvements and equipment associated with the Company's research, development and administrative facilities. As of December 31, 1996, the Company had approximately $663,000 available under this lease line.

         The Company leases its office and laboratory facilities under operating leases through 1998 having renewal options ranging from three to five years. Rent expense for this and other operating leases amounted to $1.6 million, $1.4 million and $1.1 million for 1996, 1995 and 1994, respectively.

         Future minimum payments under capital and operating leases at December 31, 1996 are as follows (in thousands):

                                                        Capital       Operating
                                                        Leases         Leases
                                                       ----------    ----------
         Year ended December 31:
              1997                                      $ 2,414       $ 1,531
              1998                                        1,969         1,198
              1999                                        1,048            21
              2000                                          378            --
                                                       ----------    ----------
              Total minimum lease payments                5,809       $ 2,750
                                                                     ==========
              Amount representing interest               (1,036)
                                                       ----------
              Present value of minimum lease payments     4,773
              Less current portion                       (1,835)
                                                       ----------
              Non-current portion                       $ 2,938
                                                       ==========


8.  Commitments Under Research and Development Programs

         The Company enters from time to time into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments.

         Under these programs, commitments for research funding are approximately $2.3 million in 1997. A number of these agreements expire in late 1997, however, the Company anticipates renewing these agreements which will increase the future commitments of the Company. Most of these commitments are cancelable within a three to six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation. Related research and development expenses under these programs were $3.5 million, $4.2 million and $3.7 million for 1996, 1995 and 1994, respectively.

9.  Stockholders' Equity

Preferred Share Purchase Rights Plan

         In July 1995, the Board of Directors approved a Preferred Share Purchase Rights Plan ("Rights Plan"). The Rights Plan provides for the distribution of a preferred stock purchase right as a dividend for each share of the Company's Common Stock. This right entitles stockholders to purchase stock in the Company or in an acquirer of the Company at a discounted price in the event of certain hostile efforts to acquire control of the Company. The rights may only be exercised, if at all, until the earlier of July 31, 2000, or the occurrence of certain events, and may be redeemed by the Company. At December 31, 1996, the rights were not exercisable.

         In connection with the Rights Plan, 300,000 shares of the authorized Preferred Stock were designated as Series A Junior Participating Preferred Stock ("Junior Preferred Stock"), of which one share is equivalent to 100 shares of Common Stock. Each share of Junior Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders and shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of the Company's Preferred Stock. Subject to the rights of the holders of any shares of Preferred Stock with respect to dividends, the holders of shares of Junior Preferred Stock, in preference to the holders of Common Stock, shall be entitled to receive, when, as and if declared by the Board of Directors quarterly dividends. As of December 31, 1996, no dividends had been declared and no shares were outstanding.

Common Stock

         In October and November 1996, the Company completed a follow-on public offering of 2,070,000 shares of Common Stock at a price of $12.00 per share. The net proceeds to the Company were approximately $22.7 million.

         In September 1995, the Company sold 1,396,875 shares of its Common Stock at a price of $12.00 per share, resulting in net proceeds of approximately $16.3 million.

         In October and November 1994, the Company completed its initial public offering of 2,780,117 shares of Common Stock. The net proceeds to the Company were approximately $18.7 million. Upon effectiveness of the registration statement relating to the offering, all of the Preferred Stock outstanding automatically converted into 3,803,619 shares of Common Stock.

          The total number of shares of Common Stock outstanding was 12,993,450 as of December 31, 1996, of which 76,874 were subject to repurchase. At December 31, 1996, the Company has reserved 3,021,660 shares of Common Stock for issuance upon exercise of warrants and options and 136,188 common shares for issuance under the Employee Stock Purchase Plan.

Warrants

         The following warrants to purchase shares of common stock were issued in connection with various license and equipment lease financing arrangements (also see Note 6):

                 Warrants Outstanding at December 31, 1996
------------------------------------------------------------------------------
Number of Shares     Price Per       Aggregate Price       Expiration Date
                       Share
-----------------  ---------------   -----------------  ----------------------
     200,000       $     15.50             $3,100,000        January 2003
     133,333             11.25              1,499,996        July 1997
      40,000              3.75                150,000        December 1999
      36,847             10.31                379,985        July 2000
      13,598             12.87                175,006        December 2001
       7,200             11.25                 81,000        December 1999
       2,666              4.69                 12,497        December 2001

Note Receivable from Stockholder

         In August 1996, an officer of the Company exercised options to purchase 132,333 shares of common stock at prices ranging from $6.00 to $7.50 per share. As consideration for the purchase, the officer issued a full recourse Promissory Note (the "Note") to the Company. The Note bears interest of 6.84% per annum and is due and payable on August 29, 2001. However, in the event that the officer's continuous status as an employee, director or consultant with the Company is terminated for any reason prior to the payment in full of the Note, the Note shall be accelerated and all remaining unpaid principal and interest shall become due and payable on the 90th day following such termination. In addition, the officer has pledged the shares purchased with this Note as collateral.


10.  Stock Option and Purchase Plans

Employee Stock Purchase Plan

         In April 1994, the Company adopted an Employee Stock Purchase Plan ("ESPP") under which 200,000 shares of Common Stock were reserved for issuance. All employees of the Company, except those having a 5% or greater ownership stake in the Company, are eligible to participate in the ESPP provided that on the first day of an offering period they have been employed by the Company for at least 30 days and are customarily employed by the Company at least twenty hours per week and at least five months per calendar year. Offerings will generally be for six months, with the purchase price per share equal to the lower of 85% of the market value on the date granted (the beginning of the offering period) or on the date purchased. The next offering period ends on March 31, 1997. As of December 31, 1996, 63,812 shares had been issued under the ESPP.

1992 Stock Option Plan

         The 1992 Stock Option Plan (the "Plan") provides for the grant of options to purchase shares of Common Stock to employees, including officers, directors, and consultants, upon terms determined by the Board of Directors. The options granted under this Plan may be either incentive stock options or nonstatutory stock options. As of December 31, 1996, an aggregate of 2.75 million shares of Common Stock had been reserved for issuance under this Plan, of which 650,000 shares are subject to stockholders' approval.

         Options granted under this Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair market value on the date of grant for incentive stock options. Nonstatutory options, may be granted as low as 85% of the fair market value on the date of grant. The options generally become exercisable over a period of four years from the date of grant. Options may be granted with different vesting terms from time to time as approved by the Board of Directors. The Plan has been amended to provide for automatic vesting of options granted upon a change of control, as defined.

         As of December 31, 1996 options to purchase 681,096 shares of Common Stock were exercisable, of which 109,929 shares would be subject to repurchase if all were exercised.

         Through December 31, 1994 the Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's Common Stock for certain options granted in 1994 and 1993. This deferred compensation expense aggregated $757,000 and is being amortized over the related vesting period.

1994 Non-Employee Directors' Stock Option Plan

         In April 1994, the Board of Directors approved the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of Common Stock to each person who is elected as a director of the Company and who is not otherwise employed by the Company (a "Non-Employee Director").

         Options granted under the Directors' Plan to Non-Employee Directors upon their initial election to the Board will vest and be exercisable in five equal annual installments commencing on the date one year after the date of the grant. Vesting is contingent upon the continuous service of the director. The Directors' Plan has been amended to provide for automatic vesting of options granted upon a change of control, as defined. Options granted annually to existing Non-Employee Directors vest in full on the date ten days prior to the date of the first annual meeting of stockholders of the Company subsequent to the date of the grant. The exercise price of options granted under the Directors' Plan must equal or exceed the fair market value of the Common Stock on the date of grant. Under this plan, 230,000 shares of Common Stock have been reserved for issuance. As of December 31, 1996, options for 128,000 shares had been issued and were outstanding, of which 122,000 and 61,000 shares were exercisable and subject to repurchase if exercised, respectively.

Long-Term Objectives Stock Option Plan for Senior Management

         In July 1995, the Board of Directors adopted the Long-Term Objectives Stock Option Plan for Senior Management (the "Long-Term Plan"). The Long-Term Plan provides for the grant of options to purchase shares of Common Stock to certain senior employee officers, upon terms determined by the Board of Directors. The options granted under this Plan may be either incentive stock options or nonstatutory stock options. Options granted under this Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair market value on the date of grant for incentive stock options. Under this plan, 270,000 shares of Common Stock have been authorized for issuance.

         In August 1996, the Company amended the terms of the then outstanding options on 180,000 shares of Common Stock to modify the vesting provisions. The amendment resulted in $538,000 of deferred compensation which will be amortized over the remaining vesting period of approximately five years, or such shorter period as described below. The options, as amended in August 1996, vest over a period of approximately six years, but may be fully or partially accelerated if, in the opinion of the Board of Directors, certain specific performance objectives are met by December 31, 1997.

         As of December 31, 1996, options for 180,000 shares were outstanding, of which 135,000 shares and 128,250 shares were exercisable and subject to repurchase if exercised, respectively.

Accounting for Stock Based Compensation

         The Company has elected to follow  Accounting  Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options generally equals the market price of the underlying stock on the date of grant, generally no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 5.7% and 5.9%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of .57; and a weighted-average expected life of the option of 3 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different that those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                1996          1995
                                            -----------   ------------

           Pro forma net loss               $ (21,813)      $(12,846)
                                            ===========   ============

           Pro forma net loss per share     $   (1.99)      $  (1.41)
                                            ===========   ============

         The weighted average fair value of options granted during 1996 and 1995 was $5.39 and $3.55, respectively. Because FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effects will not be fully reflected until 1997.

         A summary of the Company's  stock option  activity  under the Company's option plans which  include the 1992 Stock Option  Plan,  the 1994  Non-Employee
Directors'  Plan and the  Long-Term  Objectives  Stock  Option  Plan for  Senior
Management is as follows:
                                                                       Outstanding Stock Options
                                                                  -----------------------------------
                                                                                          Weighted
                                                 Shares Available                         Average
                                                   For Grant of        Number of         Price per
                                                     Options             Shares            Share
                                                 -----------------   --------------    ---------------
            Balance at December 31, 1993             155,516             515,485            $0.83
            Shares authorized                        500,000
            Options granted                         (413,703)            413,703             5.06
            Options exercised                                           (115,652)            0.66
            Options forfeited                         29,614             (29,614)            1.02
                                                 -----------------   --------------
            Balance at December 31, 1994             271,427             783,922             3.08
            Shares authorized                      1,300,000
            Options granted                       (1,131,137)          1,131,137             8.31
            Options exercised                                           (112,261)            1.22
            Options forfeited                         16,370             (16,370)            5.11
                                                 -----------------   --------------
            Balance at December 31, 1995             456,660           1,786,428             6.49
            Shares authorized                        650,000
            Options granted (a)                     (652,066)            652,066            12.08
            Options exercised                                           (305,072)            4.60
            Options forfeited                        235,559            (235,559)            7.85
                                                 -----------------   --------------
            Balance at December 31, 1996             690,153           1,897,863            $8.54
                                                 =================   ==============

         Note:
         (a) Of the 652,066 options granted in 1996, options for 151,847 shares are subject to stockholder approval.


         The  following  table  summarized   information   concerning  currently
outstanding options:
                                                                                       Exercisable
                                         Outstanding Stock Options                    Stock Options
                               ----------------------------------------------  ----------------------------
                                                  Weighted
                                                   Average         Weighted                      Weighted
                                                  Remaining        Average                       Average
            Range of                Number       Contractual       Exercise       Number        Price Per
            Exercise Prices       of Shares          Life           Price        of Shares        Share
            -----------------  --------------   --------------  -------------  ------------   -------------
            $0.38 - $ 2.44          262,778             6.6           $1.35       201,593           $1.24
             5.00 -   5.75           56,929             8.3            5.38        34,882            5.50
             6.00 -   8.13          626,644             7.3            6.96       444,606            7.14
             9.67 -  11.88          752,192             9.2           11.30       195,481           11.46
            12.00 -  15.00          199,320             9.1           13.49        61,534           13.55
            -----------------  --------------   --------------  -------------  ------------   -------------
            $0.38 - $15.00        1,897,863             8.2           $8.54       938,096           $7.13
            =================  ==============   ==============  =============  ============   =============

11.  Income Taxes

         As of December 31, 1996, the Company had federal net operating loss carryforwards of approximately $55 million. The federal net operating loss carryforwards will expire at various dates beginning on 2006 through 2011.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

         Significant components of the Company's deferred tax assets for federal and state income taxes as of December 31 are as follows (in thousands):

                                               1996         1995
                                              --------    --------
Net operating loss carryforwards              $ 19,300    $ 10,300
Research credits (expires 2006-2011)             2,100       1,500
Capitalized R&D                                  1,100         600
Deferred revenue                                   200         800
Other - net                                        800       2,300
                                              --------    --------
Total deferred tax assets                       23,500      15,500
Valuation allowance for deferred tax assets    (23,500)    (15,500)
                                              --------    --------
Net deferred tax assets                       $      0    $      0
                                              ========    ========

         Due to the Company's history of losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $5.1 million and $5.4 million during 1995 and 1994, respectively.

         Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.


12.  Related Party Transactions

         In 1992, the Company entered into a collaboration and licensing agreement with Selectide. The chairman of the Board of Directors and chief executive officer of the Company was also the chairman of the Board of Directors of Selectide (see Note 3).

         In 1996, the Company made a $100,000 investment in a China joint venture. The chairman of the Board of Directors and chief executive officer of the Company is also the Chairman and a director of the China joint venture.

         In 1995, the Company entered into a collaboration agreement with Zeneca (see Note 6). As of December 31, 1996, Zeneca owned approximately 20% of the Company's outstanding Common Stock.

         In January 1996, the Company entered into a license agreement with Zeneca for the dermatological use of a synthetic small molecule inhibitor. In connection with the Company's filing of an Investigational New Drug ("IND") application with the Food and Drug Administration ("FDA") for the clinical testing of this compound, SU5271, the Company paid Zeneca $200,000.

         In connection with the resignation of an officer in June 1996, the Company recorded approximately $500,000 in connection with the forgiveness of loans and salary continuation.

         In August 1996, an officer and director of the Company exercised options to purchase 132,333 shares of Common Stock (See Note 9). As consideration for the purchase of these shares and related tax liability upon the exercise of the options, the officer issued a full recourse promissory note in the amount of $1.1 million to the Company, of which approximately $883,000 is included in stockholder's equity. In addition, the Company provided secured loans to certain key employees and officers to assist in the down payments for the purchase of their personal residences, all of which are forgivable after specified years of employment. Included in Other Assets are approximately $330,000 of loans receivable from certain key employees and officers at December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on March 26, 1997.

                                         SUGEN, INC.



                                         By:      /s/ Stephen Evans-Freke
                                                  ---------------------------
                                                  Stephen Evans-Freke
                                                  Chief Executive Officer and
                                                  Chairman of the Board



                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Evans-Freke and Christine E. Gray-Smith, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                    Title                          Date
         ---------                    -----                          ----



/s/ Stephen Evans-Freke        Chief Executive Officer and      March 26, 1997
-----------------------------  Chairman of the Board
(Stephen Evans-Freke)          (Principal Executive Officer)




/s/ Christine Gray-Smith       Vice President, Finance          March 26, 1997
-----------------------------  (Principal Financial and
(Christine Gray-Smith)         Accounting Officer)

/s/ Axel Ullrich                Director                         March 26, 1997
------------------------------
(Axel Ullrich)



/s/ Richard D. Spizzirri        Director and Secretary           March 26, 1997
------------------------------
(Richard D. Spizzirri)



/s/ Jeremy L. Curnock Cook      Director                         March 26, 1997
------------------------------
(Jeremy L. Curnock Cook)



/s/ Anthony B. Evnin            Director                         March 26, 1997
------------------------------
(Anthony B. Evnin)



/s/ Charles M. Hartman          Director                         March 26, 1997
------------------------------
(Charles M. Hartman)



/s/ Heinrich Kuhn               Director                         March 26, 1997
------------------------------
(Heinrich Kuhn)



/s/ Donald E. Nickelson         Director                         March 26, 1997
------------------------------
(Donald E. Nickelson)



/s/ Bruce R. Ross               Director                         March 26, 1997
------------------------------
(Bruce R. Ross)



/s/ Glenn S. Utt, Jr.           Director                         March 26, 1997
------------------------------
(Glenn S. Utt, Jr.)



/s/ Michael A. Wall             Director                         March 26, 1997
------------------------------
(Michael A. Wall)

                                   SUGEN, Inc.

                                  EXHIBIT INDEX
                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                                            Exhibit                                            Page
------                                            -------                                            ----

    3.1           Restated Certificate of Incorporation, filed February 23, 1995. (2)
3(ii).2           Bylaws of the Registrant.  (1)
    3.3           Certificate of Designation of Series A Junior  Participating  Preferred Stock
                    of the Registrant. (5)
    4.1           Reference is made to Exhibits 3.1 through 3(ii).2.
    4.2           Specimen Stock Certificate. (1)
   10.1           Form of  Investor  Rights  Agreement,  dated  December  23,  1992,  among the
                    Registrant and certain investors. (1)
   10.2           Registrant's 1992 Amended and Restated Stock Option Plan (the "Option
                    Plan"), as amended. (11)
   10.3           Form of Incentive Stock Option under the Option Plan. (1)
   10.4           Form of Nonstatutory Stock Option under the Option Plan. (1)
   10.5           Warrant  to  Purchase  2,666  Shares  of  Series  A  Preferred  Stock,  dated
                    December  7,  1991,  granted by the  Registrant  to Sanwa  Business  Credit
                    Corp. (1)
   10.6             Warrant  to  Purchase  2,666  Shares of  Series A  Preferred
                    Stock,  dated December 7, 1991, granted by the Registrant to
                    Silicon Valley Bancshares.
                    (1)
   10.7           Warrant  to  Purchase  5,333  Shares  of  Series  A  Preferred  Stock,  dated
                    December  7,  1991,   granted  by  the  Registrant  to  Western  Technology
                    Investment. (1)
   10.8           Warrant to Purchase  133,333  Shares of Common  Stock,  dated July 13,  1992, granted by the Registrant to Genentech, Inc. (1)
   10.9           Warrant  Agreement  to Purchase  40,000  Shares of Series D Preferred  Stock,
                    dated October 30, 1992, between the Registrant and Comdisco, Inc. (1)
   10.10          Warrant  Agreement to Purchase Shares of Series G(F) Preferred  Stock,  dated
                    July 23, 1993, between the Registrant and Comdisco, Inc. (1)
   10.11          Warrant  Agreement to Purchase Shares of Series G(F) Preferred  Stock,  dated
                    July 23, 1993, between the Registrant and Comdisco, Inc. (1)
   10.12          Stock  Swap  Agreement,   dated  July  27,  1992,  as  amended,  between  the
                    Registrant and Selectide Corporation. (1)
   10.13++        Amended and Restated Research and License  Agreement,  dated August 16, 1991, among  the  Registrant,  Max-Planck-Gesellschaft,  Max-Planck-Institut  and
                    Garching Innovation GmbH; and Extension, dated March 31, 1993. (1)
   10.14++        Amended and  Restated  Research  and License  Agreement,  dated  September 1,
                    1991, between the Registrant and New York University. (1)
   10.15++        Services  and  Supply   Agreement,   dated  January  1,  1992,   between  the
                    Registrant and BioSignal, Ltd. (1)
   10.15(i)       Exhibit A to Services and Supply  Agreement,  dated January 1, 1992,  between the Registrant and BioSignal, Ltd. (1)
   10.16++        Collaboration  and License  Agreement,  dated November 17, 1992,  between the
                    Registrant and Selectide Corporation. (1)
   10.17++        Collaboration  Agreement,  dated  December 18, 1992,  between the  Registrant and Amgen, Inc. (1)
   10.17(i)++     Amendment  Number One to Collaboration  Agreement  between the Registrant and
                    Amgen, Inc., dated June 15, 1995. (3)
   10.18          Letter  of  Intent,  dated May 27,  1993,  among  the  Registrant,  the State
                    Science &  Technology  Commission  of the Peoples  Republic  of China,  and
                    International Technology Investment Managers (Asia), Inc. (1)
   10.19++        Amended and Restated Research and License  Agreement,  between the Registrant and  Yissum  Research  Development  Company  of The  Hebrew  University  of
                    Jerusalem, dated March 27, 1995. (2)

                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                                            Exhibit                                            Page
------                                            -------                                            ----
   10.20++        Research and License Agreement, dated October 1, 1993, among the
                    Registrant,   Max-Planck-Gesellschaft,   Max-Planck-Institut  and  Garching
                    Innovation GmbH. (1)
   10.21++        Exclusive License  Agreement,  dated January 21, 1994, between the Registrant and Washington Research Foundation. (1)
   10.22          Purchase  Agreement between the Registrant and Zeneca Limited,  dated October
                    4, 1994. (2)
   10.23++        Amended and Restated  Research and License  Agreement  between the Registrant and Yissum Research Development Company of The Hebrew University of Jerusalem
                    (labeled "Psoriasis"). (8)
   10.24++        Amended and Restated  Research and License  Agreement  between the Registrant and  Yissum  Research  Development  Company  of The  Hebrew  University  of
                    Jerusalem (labeled "Papilloma"). (8)
   10.25++        Amended and Restated  Research and License  Agreement  between the Registrant and  Yissum  Research  Development  Company  of The  Hebrew  University  of
                    Jerusalem (labeled "Sepsis/Inflammation"). (8)
   10.26++        Amended and Restated  Research and License  Agreement  between the Registrant and  Yissum  Research  Development  Company  of The  Hebrew  University  of
                    Jerusalem (labeled "Restenosis"). (8)
   10.27          Consulting  Agreement,  dated August 16, 1991, between the Registrant and Dr.
                    Joseph Schlessinger. (1)
   10.28          Consulting  Agreement,  dated August 16, 1991, between the Registrant and Dr.
                    Axel Ullrich. (1)
   10.29          Seaport  Centre  Standard  Lease and  Addendum I, dated  November  12,  1991, between the Registrant and Seaport Center Venture Phase I. (1)
   10.29(i)       First  Amendment,  dated  July 8,  1993,  to Seaport  Centre  Standard  Lease between the Registrant and Seaport Center Venture Phase I. (1)
   10.29(ii)      Second  Amendment,  dated June 2,  1995,  to Seaport  Centre  Standard  Lease between the Registrant and Seaport Centre Venture Phase I. (3)
   10.29(iii)     Construction  Addendum,  dated June 2, 1995,  to Second  Amendment to Seaport
                    Centre  Standard  Lease between the  Registrant  and Seaport Centre Venture
                    Phase I. (3)
   10.30          Registrant's 1994 Employee Stock Purchase Plan. (1)
 * 10.31          Registrant's  1994  Non-Employee  Directors'  Stock Option Plan,  as amended.
                    (11)
   10.32          Form of Indemnity  Agreement to be entered  into between the  Registrant  and its officers and directors. (1)
   10.33          Warrant  Agreement  to Purchase  7,200  Shares of Series G  Preferred  Stock,
                    dated May 5,  1994,  between  the  Registrant  and  Financing  for  Science
                    International, Inc. (1)
   10.34++        Research and License  Agreement,  dated  August 1, 1994,  between the Company and the Hospital for Sick Children. (1)
   10.34(i)       Amendment to Research and License  Agreement  between the  Registrant and the
                    Hospital for Sick Children, dated August 1, 1995. (4)
   10.35          Research  and  Technology  Agreement,   dated  March  3,  1993,  between  the
                    Registrant and PanLabs, Inc., as amended. (1)
   10.36++        Collaboration  Agreement,  between the Registrant and Zeneca  Limited,  dated
                    March  22, 1995. (2)
   10.37          Agreement  for the  Purchase  of  Common  Stock of the  Registrant  by Zeneca
                    Limited, dated January 6, 1995. (2)


                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                                            Exhibit                                            Page
------                                            -------                                            ----
   10.38          Loan Agreement and Promissory Note between the Registrant and James L.
                    Tyree, dated August 29, 1994. (3)
   10.39          Deferred Compensation Agreement between the Registrant and James L. Tyree, dated August 29, 1994. (3)
   10.40++        Cooperative  Research and  Development  Agreement  between the Registrant and the National Cancer Institute, dated August 14, 1995. (4)
  *10.41          Registrant's   1995  Long-Term   Objectives  Stock  Option  Plan  for  Senior
                    Management, as amended.  (12)
   10.42          Form of  Nonstatutory  Stock  Option  under the  Long-Term  Objectives  Stock
                    Option Plan for Senior Management. (6)
   10.43          Rights  Agreement,  dated as of August 1, 1995 between the Registrant and The
                    First National Bank of Boston, as Rights Agent. (5)
   10.44          Form of  Agreement  for the Purchase of Common  Stock of the  Registrant  and
                    list of participants thereto, dated September 21, 1995. (4)
   10.45          Lease  Financing  Commitment  Letter,  dated  September  12, 1995 between the
                    Registrant and Financing for Science International, Inc. (4)
   10.46++        Collaboration   Agreement,   between   the   Registrant   and   ASTA   Medica
                    Aktiengesellschaft, dated December 5, 1995. (7)
   10.47          Agreement  for the Purchase of Common Stock of the  Registrant by ASTA Medica
                    Aktiengesellschaft, dated December 5, 1995. (7)
   10.48++        Termination and Redemption  Agreement  between the Registrant and Amgen Inc., dated January 9, 1996. (8)
   10.49++        Warrant to purchase  200,000 shares of Common Stock of the Registrant,  dated
                    January 19, 1996, issued by the Registrant to Amgen Inc. (8)
   10.50++        License  Agreement  between the Registrant and Zeneca Limited,  dated January
                    19, 1996. (8)
   10.51++        Cooperative  Research and  Development  Agreement  between the Registrant and the National Cancer Institute, dated April 12, 1996. (9)
   10.52++        Termination  notice,  dated May 24, 1996,  between the  Registrant and Yissum
                    Research   Development  Company  of  The  Hebrew  University  of  Jerusalem
                    (labeled "Sepsis/Inflammation"). (9)
   10.53++        Termination  notice,  dated May 24, 1996.  between the  Registrant and Yissum
                    Research   Development  Company  of  The  Hebrew  University  of  Jerusalem
                    (labeled "Restenosis"). (9)
   10.54+         Research and Development  Agreement  between the Registrant and Arqule,  Inc.
                    (10)
   10.55+         Extension of Research and License  Agreement  between the  Registrant and the
                    Max Planck Institut. (10)
   10.56          Promissory Note received by the Registrant from Stephen Evans-Freke. (10)
   10.57          Agreement  for the  purchase  of  Common  Stock of the  Registrant  by Vision
                    Pharmaceuticals L.P. (10)
   10.58+         Collaboration   Agreement   by  and   between  the   Registrant   and  Vision
                    Pharmaceuticals L.P. and Allergan, Inc.  (10)
   10.59+         Extension  of  Research   Agreement   between  the   Registrant   and  Yissum
                    Development Company of the Hebrew University.  (10)
   10.60          James L. Tyree Separation Agreement.  (10)
   23.1           Consent of Ernst & Young LLP, Independent Auditors.
   24.1           Power of Attorney (incorporated in the signature page of the Form 10-K).
   27             Financial Data Schedule.

--------------
    *             Compensatory Plan.
    +             Confidential  Treatment has been  requested  with respect to portions of this
                    Exhibit.
   ++             Confidential  treatment  has  previously  been  granted for  portions of this
                    Exhibit.


                                                                                                  Sequentially
Exhibit                                                                                             Numbered
Number                                            Exhibit                                            Page
------                                            -------                                            ----

   (1)            Incorporated  by  reference  to  identically   numbered   exhibits  filed  in
                    response to Item 16 "Exhibits" of the Company's  Registration  Statement on
                    Form S-1,  as  amended  (File  Number  33-77074),  which  became  effective
                    October 4, 1994.
   (2)              Incorporated by reference to identically  numbered  exhibits filed in response  to Item 14  "Exhibits"  of the  Company's
                    Annual  Report on Form 10-K for the year ended  December 31,
                    1994.
   (3)            Incorporated  by  reference  to  identically   numbered   exhibits  filed  in
                    response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended June 30, 1995.
   (4)            Incorporated  by  reference  to  identically   numbered   exhibits  filed  in
                    response to Item 6 "Exhibits"  of the  Company's  Form 10-Q for the quarter ended September 30, 1995.
   (5)            Filed as an exhibit to the Form 8-K Current Report dated July 26, 1995 and incorporated herein by reference.
   (6)            Filed as an exhibit to the  Registrant's  Registration  Statement on Form S-8
                    (No.  33-99152),  dated  November  9,  1995,  and  incorporated  herein  by reference.
   (7)              Incorporated by reference to identically  numbered  exhibits filed in response  to Item 14  "Exhibits"  of the  Company's
                    Annual  Report on Form 10-K as  amended,  for the year ended
                    December 31, 1995.
   (8)            Incorporated  by  reference  to  identically   numbered   exhibits  filed  in
                    response to Item 6 "Exhibits"  of the  Company's  Form 10-Q for the quarter ended March 31, 1996.
   (9)            Incorporated  by  reference  to  identically   numbered   exhibits  filed  in
                    response to Item 6 "Exhibits"  of the  Company's  Form 10-Q for the quarter ended June 30, 1996.
   (10)           Incorporated  by  reference  to  identically   numbered   exhibits  filed  in
                    response to Item 6 "Exhibits"  of the  Company's  Form 10-Q for the quarter ended September 30, 1996.
   (11)           Filed as an exhibit to the  Registrant's  Registration  Statement on Form S-8
                    (No.  333-09323),   dated  August  1,  1996,  and  incorporated  herein  by
                    reference.
   (12)           Filed as an exhibit to the  Registrant's  Registration  Statement on Form S-8
                    (No.  333-09321),   dated  August  1,  1996,  and  incorporated  herein  by
                    reference.