Form 10-Q
period 1997-03-31
SUGEN INC
filed 1997-05-14
CIK 908121

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------

                                    FORM 10-Q
(Mark one)

   X       Quarterly  report  pursuant  to Section 13 or 15(d) of the Securities
-------    Exchange Act of 1934.  For the quarterly period ended March 31, 1997.
           or
           Transition report pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934. For the transition period from ___________ to
           ___________.


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


                          -----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value; 13,070,643 shares outstanding at April 30, 1997.


================================================================================

                                   SUGEN, Inc.

                                      INDEX

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION                                          --------

Item 1.           Financial Statements and Notes

                  Condensed Balance Sheets - March 31, 1997
                  and December 31, 1996                                     3

                  Statements of Operations - for the three months
                  ended March 31, 1997 and 1996                             4

                  Condensed Statements of Cash Flows - for the three
                  months ended March 31, 1997 and 1996                      5

                  Notes to Financial Statements                             6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       7


PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                         10


Signatures                                                                 11


Exhibit Index                                                              12

                         PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS AND NOTES

                                  SUGEN, Inc.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                        March 31,               December 31,
                                                          1997                       1996
                                                      --------------           --------------
ASSETS                                                 (unaudited)
Current assets:
        Cash and cash equivalents                     $       13,395           $      24,852
        Short-term investments                                36,345                  31,482
        Accounts receivable                                      242                     264
        Prepaid expenses and other current assets                809                     468
                                                      --------------           -------------
                Total current assets                          50,791                  57,066

Property and equipment, net                                    4,322                   4,095
Other assets                                                     802                     775
                                                      --------------           -------------
                                                      $       55,915           $      61,936
                                                      ==============           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                               $       2,138           $         852
        Accrued liabilities                                    6,602                   7,406
        Deferred contract revenue                                370                     375
        Capital lease obligations - current portion            2,044                   1,835
                                                      --------------           -------------
                Total current liabilities                     11,154                  10,468

Capital lease obligations - non-current portion                3,311                   2,938

Stockholders' equity:
        Common stock                                         108,471                 108,120
        Deferred compensation                                   (635)                   (710)
        Note receivable from stockholder                        (883)                   (883)
        Accumulated deficit                                  (65,503)                (57,997)
                                                      --------------           -------------
                Total stockholders' equity                    41,450                  48,530
                                                      --------------           -------------
                                                      $       55,915           $      61,936
                                                      ==============           =============

                            See accompanying notes.

                                  SUGEN, Inc.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
Contract revenue (includes amounts from
   related party)                                       $  1,487       $  3,479

Costs and expenses
        Research and development                           8,006          6,615
        General and administrative                         1,478          1,380
                                                        --------       --------
           Total costs and expenses                        9,484          7,995
                                                        --------       --------

Operating loss                                            (7,997)        (4,516)

Other income and expenses:
        Interest income                                      693            690
        Interest expense                                    (170)          (180)
                                                        --------       --------
           Other income, net                                 523            510
                                                        --------       --------
Net loss                                                $ (7,474)      $ (4,006)
                                                        ========       ========

Net loss per share                                      $  (0.57)      $  (0.38)
                                                        ========       ========

Shares used in computing net loss
  per share                                               13,022         10,473
                                                        ========       ========

                            See accompanying notes.

                                  SUGEN, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                  (unaudited)

                                                                    Three Months Ended
                                                                        March 31,
                                                            --------------------------------
                                                                 1997               1996
                                                            -----------          -----------
Cash flows from operating activities
Net loss                                                    $    (7,474)         $    (4,006)
Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                               739                  506
        Deferred revenue                                             (5)              (1,290)
        Changes in operating assets and liabilities:
          Prepaid expenses and other current assets                (319)                (149)
          Other assets                                              (27)                (203)
          Accounts payable                                        1,286                  530
          Accrued liabilities                                      (804)                 869
                                                            -----------          -----------
Net cash used in operating activities                            (6,604)              (3,743)
                                                            -----------          -----------

Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net      (4,895)               4,556
Purchases of property and equipment                                (891)                (435)
                                                            -----------          -----------
Net cash provided by (used in) investing activities              (5,786)               4,121
                                                            -----------          -----------

Cash flows from financing activities
Proceeds from issuance of common stock, net                         351                   78
Repurchase of common stock                                           -                (2,698)
Proceeds from issuance of warrant                                    -                   200
Proceeds from lease financing of property and equipment           1,069                  332
Payments under capital lease obligations                           (487)                (323)
                                                            -----------          -----------
Net cash provided by (used in) financing activities                 933               (2,411)
                                                            -----------          -----------

Net decrease in cash and cash equivalents                       (11,457)              (2,033)
Cash and cash equivalents at beginning of period                 24,852                8,226
                                                            -----------          -----------
Cash and cash equivalents at end of period                  $    13,395          $     6,193
                                                            ===========          ===========


                            See accompanying notes.

                                   SUGEN, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Summary of Significant Accounting Policies

         Basis of Presentation

         The financial information at March 31, 1997 and for the three months ended March 31, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which SUGEN, Inc. (the "Company") considers necessary for the fair presentation of the financial position at such date and the operating results and cash flows for those periods. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

         Change in Method of Computing Earnings Per Share

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings Per Share." In accordance with the Statement, the Company would be required to change the method currently used to compute earnings per share and restate all prior periods. The impact of Statement 128 on the calculation of basic and dilutive earnings per share is expected to have no impact on the net loss per share to be presented at year end.


2.       Accrued Liabilities

         The components of accrued liabilities consist of the following:

                                                  March 31,        December 31,
                                                    1997               1996
                                                  --------           --------
                                                         (In thousands)

      Accrued research & development services     $  3,328           $  3,724
      Accrued compensation                             652                883
      Accrued professional fees                        735                524
      Other                                          1,887              2,275
                                                  --------           --------
                                                  $  6,602           $  7,406
                                                  ========           ========

                                   SUGEN, Inc.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below as well as the factors discussed in the Company's Form 10-K for the year ended December 31, 1996. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


Overview

         SUGEN was founded in July 1991 to discover and develop small molecule drugs that target specific cellular signal transduction pathways. These pathways have been implicated in diseases such as cancer and diabetes as well as in dermatologic, immunologic, cardiovascular and neurologic disorders. Through March 31, 1997, all of the Company's revenue has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), ASTA Medica Aktiengesellschaft ("ASTA Medica"), Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc. and Allergan, Inc. (collectively "Allergan") and Amgen Inc. ("Amgen"). The Company intends to pursue its drug discovery programs independently and in collaboration with established pharmaceutical companies.

         The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of preclinical and clinical development activities as more of its proprietary cancer-related programs progress toward and into the clinic. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1997, the Company's accumulated deficit was $65.5 million.


Results of Operations

         The Company's revenues for the three months ended March 31, 1997 and 1996 were $1.5 million and $3.5 million, respectively. Revenues for the three months ended March 31, 1997 included contract revenue from the Allergan and Zeneca collaborations and contract services revenue earned under the ASTA Medica collaboration for non-collaboration work. 1996 revenues included set-up fees associated with the ASTA Medica collaboration and wind-down fees in connection with the termination of the Amgen collaboration agreement. The Company recognizes revenue from set-up fees and wind-down fees as the related activities are performed, which is generally over a twelve-month period or less. Through December 31, 1996, the set-up and wind-down fees from the ASTA Medica and Amgen collaborations, respectively, had been fully recognized as revenue. Going forward, the Company will not recognize any additional revenue under the Amgen collaboration and will recognize additional revenue under the ASTA Medica collaboration only upon the achievement of specified milestones and for contract services provided by ASTA Medica for non-collaboration work. As a result, 1997 contract revenue will continue to be lower in 1996 in the absence of additional collaboration agreements during the year. The Company is actively pursuing additional collaborations, but no assurance can be given as to the ability of the Company to enter such collaborations on a timely basis or at all.

         Research and development expenses for the three months ended March 31, 1997 and 1996 were $8.0 million and $6.6 million, respectively. The increase during 1997 was primarily due to higher personnel related costs associated with the expansion of the Company's research and development programs and the progression of clinical activities, including expanded Phase I and Phase II studies of the Company's lead anti-cancer compound, SU101, and the initiation of clinical studies under the Company's Psoriasis program. The continued advancement of several earlier stage programs through preclinical development also contributed to higher expenses in 1997.

         General and administrative expenses for the three months ended March 31, 1997 and 1996 were $1.5 million and $1.4 million, respectively. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's research and development efforts.

         Interest income for the three months ended March 31, 1997 and 1996 were $693,000 and $690,000, respectively. The Company earned slightly higher interest income, despite the decline in interest rates from the same period last year, due to higher investment balances arising primarily from issuances of the Company's capital stock. Interest expense for the three months ended March 31, 1997 and 1996 were $170,000 and $180,000, respectively. The decrease in interest expense was primarily due to the scheduled termination of some of the Company's leases. The Company expects that interest expense will increase in future periods due to the continued use of capital lease financing for equipment and facility improvements.


Liquidity and Capital Resources

         The Company had cash, cash equivalents and short-term investments of approximately $49.7 million at March 31, 1997 compared with approximately $56.3 million at December 31, 1996. The decrease in cash and investments during the three months ended March 31, 1997 was primarily due to the net loss for the quarter.

         Through March 31, 1997, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, placements of the Company's Preferred and Common Stock and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with ASTA Medica, Zeneca and Allergan, its cash, cash equivalents and short-term investments and capital lease financing. In March 1997, the Company secured an additional capital lease line in the amount of $3.5 million for the purchase of equipment and facilities improvements. At March 31, 1997, the Company had a combined availability of $3.1 million under this new line and its preceding lease line.

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

         Net additions of equipment and leasehold improvements for the three months ended March 31, 1997 and 1996 were $891,000 and $435,000, respectively. Capital additions during the first quarter of 1997 included the initial phases of a limited facility expansion and the continued investment in enhancing the Company's laboratory capabilities. The Company expects that its capital additions for 1997 will be higher than that of the prior year primarily due to anticipated facility improvements to its laboratory and office space. The Company intends to fund future capital expenditures principally through lease financing or other debt arrangements. Accordingly, it is expected that the Company's capital lease obligations and related interest expense as well as its depreciation expense will increase in future periods.

         The Company estimates that its existing capital resources, together with facility and equipment financing, anticipated revenues from its current collaborations and net income from investment activities, will be sufficient to fund its planned operations through 1998. The Company anticipates that the funds from future collaborations will extend this time period. However, there can be no assurance that the Company will enter into any such collaborations. In addition, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material adverse effect on the Company.

         The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date two drug candidates (SU101 and SU5271) have entered human clinical testing. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for several years, even if they are developed successfully and proven to be safe and effective. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. In addition, many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. All of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including manufacturing uncertainties, the Company's lack of sales and marketing capabilities, competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

                           PART II. OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number                      Description
--------------                     -------------
  3.1              Restated Certificate of Incorporation (2)
  3.2(ii)          Bylaws of the Registrant (1)
  3.3              Certificate of  Designation of Series A Junior  Participating
                   Preferred Stock of the Registrant (3)
  10.61+           Master Lease  Agreement,  dated March 28,  1997,  between the
                   Registrant and Transamerica Business Credit Corporation.
  10.62+           Lease  Financing  Commitment  Letter,  dated March 20,  1997, between  the  Registrant  and  Transamerica  Business  Credit
                   Corporation.
  27               Financial Data Schedule


--------------
   +            The Registrant has requested  confidential  treatment with respect to portions of this Exhibit.
  (1)           Incorporated by reference to identically  numbered  exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
  (2)           Incorporated by reference to identically  numbered  exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report of Form 10-K for the year ended December 31, 1994.
  (3)           Filed as an  exhibit  to the Form 8-K  Current Report dated
                  July 26,  1995 and incorporated herein by reference.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SUGEN, Inc.

                                   SIGNATURES


Date:   May 9, 1997                           SUGEN, Inc.




By:    /s/ Stephen Evans-Freke                By:   /s/ Christine E. Gray-Smith
       ----------------------------                 ---------------------------
       Stephen Evans-Freke                          Christine E. Gray-Smith
       Chairman and                                 Vice President, Finance
       Chief Executive Officer                      (Principal Financial and
                                                      Accounting Officer)

                                   SUGEN, Inc.

                                  EXHIBIT INDEX



Exhibit Number                      Description
--------------                     -------------
  3.1              Restated Certificate of Incorporation (2)
  3.2(ii)          Bylaws of the Registrant (1)
  3.3              Certificate of  Designation of Series A Junior  Participating
                   Preferred Stock of the Registrant (3)
  10.61+           Master Lease  Agreement,  dated March 28,  1997,  between the
                   Registrant and Transamerica Business Credit Corporation.
  10.62+           Lease  Financing  Commitment  Letter,  dated March 20,  1997, between  the  Registrant  and  Transamerica  Business  Credit
                   Corporation.
  27               Financial Data Schedule


--------------
   +            The Registrant has requested  confidential  treatment with respect to portions of this Exhibit.
  (1)           Incorporated by reference to identically  numbered  exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
  (2)           Incorporated by reference to identically  numbered  exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report of Form 10-K for the year ended December 31, 1994.
  (3)           Filed as an  exhibit  to the Form 8-K  Current Report dated
                  July 26,  1995 and incorporated herein by reference.