Form 10-Q
period 1997-06-30
SUGEN INC
filed 1997-08-14
CIK 908121

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------

                                    FORM 10-Q

(Mark one)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934. For the quarterly period ended June 30, 1997.
     or

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934. For the transition period from ___________ to
     ___________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value; 13,128,836 shares outstanding at July 31, 1997.

================================================================================

                                   SUGEN, Inc.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

        Condensed Balance Sheets - June 30, 1997
        and December 31, 1996                                              3

        Statements of Operations - for the three and six
        months ended June 30, 1997 and 1996                                4

        Condensed Statements of Cash Flows - for the six
        months ended June 30, 1997 and 1996                                5

        Notes to Financial Statements                                      6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                7


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders               11

Item 6. Exhibits and Reports on Form 8-K                                  12


Signatures                                                                13


Exhibit Index                                                             14

                         PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS AND NOTES

                                  SUGEN, Inc.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                         June 30,   December 31,
                                                           1997         1996
                                                         ---------    ---------
ASSETS                                                  (unaudited)
Current assets:
        Cash and cash equivalents                        $   8,185    $  24,852
        Short-term investments                              34,679       31,482
        Accounts receivable                                    178          264
        Prepaid expenses and other current assets              690          468
                                                         ---------    ---------
                Total current assets                        43,732       57,066

Property and equipment, net                                  4,000        4,095
Other assets                                                   981          775
                                                         ---------    ---------
                                                         $  48,713    $  61,936
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                 $   2,558    $     852
        Accrued liabilities                                  6,789        7,406
        Deferred contract revenue                              375          375
        Capital lease obligations - current portion          2,123        1,835
                                                         ---------    ---------
                Total current liabilities                   11,845       10,468

Capital lease obligations - non-current portion              3,226        2,938

Stockholders' equity:
        Common stock                                       108,700      108,120
        Deferred compensation                                 (560)        (710)
        Note receivable from stockholder                      (883)        (883)
        Accumulated deficit                                (73,615)     (57,997)
                                                         ---------    ---------
                Total stockholders' equity                  33,642       48,530
                                                         ---------    ---------
                                                         $  48,713    $  61,936
                                                         =========    =========

                            See accompanying notes.

                                                            SUGEN, Inc.

                                                      STATEMENTS OF OPERATIONS
                                              (In thousands, except per share amounts)
                                                            (unaudited)


                                                                      Three Months Ended                     Six Months Ended
                                                                            June 30,                              June 30,
                                                                  ---------------------------           ---------------------------
                                                                    1997               1996               1997               1996
                                                                  --------           --------           --------           --------
Contract revenue (includes amounts from
   related party)                                                 $  1,484           $  4,429           $  2,971           $  7,908

Costs and expenses:
        Research and development                                     8,570              7,717             16,576             14,332
        General and administrative                                   1,512              1,587              2,990              2,967
                                                                  --------           --------           --------           --------
           Total costs and expenses                                 10,082              9,304             19,566             17,299
                                                                  --------           --------           --------           --------

Operating loss                                                      (8,598)            (4,875)           (16,595)            (9,391)

Other income and expenses:
        Interest income                                                610                598              1,303              1,288
        Interest expense                                              (174)              (174)              (344)              (354)
                                                                  --------           --------           --------           --------
           Other income, net                                           436                424                959                934
                                                                  --------           --------           --------           --------
Net loss                                                          $ (8,162)          $ (4,451)          $(15,636)          $ (8,457)
                                                                  ========           ========           ========           ========


Net loss per share                                                $  (0.62)          $  (0.42)          $  (1.20)          $  (0.81)
                                                                  ========           ========           ========           ========

Shares used in computing net loss
  per share                                                         13,079             10,500             13,050             10,486
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

                                                            SUGEN, Inc.

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                          Increase (decrease) in cash and cash equivalents
                                                           (In thousands)
                                                            (unaudited)

                                                                                                           Six Months Ended
                                                                                                                June 30,
                                                                                                     ------------------------------
                                                                                                       1997                  1996
                                                                                                     --------              --------
Cash flows from operating activities
Net loss                                                                                             $(15,636)             $ (8,457)
Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                                                   1,500                 1,080
        Deferred revenue                                                                                 --                  (4,942)
        Changes in operating assets and liabilities:
          Prepaid expenses and other current assets                                                      (136)                  199
          Other assets                                                                                   (206)                 (789)
          Accounts payable                                                                              1,706                 1,143
          Accrued liabilities                                                                            (617)                1,729
                                                                                                     --------              --------
Net cash used in operating activities                                                                 (13,389)              (10,037)
                                                                                                     --------              --------

Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net                                            (3,179)               13,705
Purchases of property and equipment, net                                                               (1,255)                 (666)
                                                                                                     --------              --------
Net cash provided by (used in) investing activities                                                    (4,434)               13,039
                                                                                                     --------              --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                                                               580                   424
Repurchase of common stock                                                                               --                  (2,698)
Proceeds from issuance of warrant                                                                        --                     200
Proceeds from lease financing of property and equipment                                                 1,534                   632
Payments under capital lease obligations                                                                 (958)                 (673)
                                                                                                     --------              --------
Net cash provided by (used in) financing activities                                                     1,156                (2,115)
                                                                                                     --------              --------

Net increase (decrease) in cash and cash equivalents                                                  (16,667)                  887
Cash and cash equivalents at beginning of period                                                       24,852                 8,226
                                                                                                     --------              --------
Cash and cash equivalents at end of period                                                           $  8,185              $  9,113
                                                                                                     ========              ========

                                                      See accompanying notes.

                                   SUGEN, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Summary of Significant Accounting Policies

     Basis of Presentation

     The financial information at June 30, 1997 and for the six months ended June 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which SUGEN, Inc. (the "Company") considers necessary for the fair presentation of the financial position at such date and the operating results and cash flows for those periods. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

     Change in Method of Computing Earnings Per Share

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Effective December 31, 1997, the Company will adopt Statement of Financial Accounting Standards No. 128, Earnings Per Share. In accordance with the Statement, the Company would be required to change the method currently used to compute earnings per share and restate all prior periods. The impact of Statement 128 on the calculation of basic and dilutive earnings per share is expected to have no impact on the net loss per share to be presented at year end.


2.   Accrued Liabilities

     The components of accrued liabilities consist of the following:

                                                    June 30,   December 31,
                                                      1997         1996
                                                     ------       ------
                                                       (In thousands)

Accrued research & development services              $3,586       $3,724
Accrued compensation                                    962          883
Accrued professional fees                               516          524
Other                                                 1,725        2,275
                                                     ------       ------
                                                     $6,789       $7,406
                                                     ======       ======

3.   Facility Lease Agreement

     In June 1997, the Company entered into a seventeen year build-to-suit facility lease agreement for an approximately 100,000 square foot facility. Construction of the new facility is currently targeted for completion during the fourth quarter of 1998, which coincides with the expiration of the Company's current lease facilities. Annual rental commitments for the building (including owner financed improvements) over the first five years range from $2.4 million to $3.4 million per year. In addition, the Company issued warrants to purchase Common Stock in connection with this lease agreement.

                                   SUGEN, Inc.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects" and similar expressions which are intended to identify forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below as well as the factors discussed in the Company's Form 10-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


Overview

     SUGEN was founded in July 1991 to discover and develop new classes of small molecule drugs which interact in a specific manner with different members of the tyrosine kinase, serine-threonine kinase and tyrosine phosphatase families of signal transduction pathways. These pathways are involved in a number of human diseases including cancer and diabetes as well as disorders of the body's immune defenses and neurological systems. SUGEN's most advanced drug in clinical development is SU101, a PDGF receptor antagonist, that is currently in Phase II testing in malignant glioma and Phase I-II in prostate, ovarian and lung cancers. In addition to SU101, the Company has SU5271 (EGF receptor inhibitor) in Phase I clinical studies for the treatment of psoriasis and has recently filed an Investigational New Drug ("IND") application for a Flk-1 angiogenesis inhibitor. Through June 30, 1997, all of the Company's revenue has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), ASTA Medica Aktiengesellschaft ("ASTA Medica"), Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc. and Allergan, Inc. (collectively "Allergan") and Amgen Inc. ("Amgen"). The Company intends to pursue its drug discovery programs independently and in collaboration with established pharmaceutical companies.

     The financial results for the six months ended June 30, 1997 reflect planned increases in operating expenses necessary for advancing multiple product candidates through the development process. The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of preclinical and clinical development activities as more of its proprietary cancer-related programs progress toward and into the clinic. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1997, the Company's accumulated deficit was $73.6 million.


Results of Operations

     The Company's revenues for the three and six months ended June 30, 1997 were $1.5 million and $3.0 million, respectively. These results compare to revenues of $4.4 million and $7.9 million for the same periods last year. Revenues for the three and six months ended June 30, 1997 included contract revenue from the Allergan and Zeneca collaborations and contract services revenue earned under the ASTA Medica collaboration for non-collaboration work. In addition to contract revenues earned from existing collaborations, 1996 revenues included set-up fees associated with the ASTA Medica collaboration and wind-down fees in connection with the termination of the Amgen collaboration agreement. The Company recognizes revenue from set-up fees and wind-down fees as the related activities are performed, which is generally over a twelve-month period or less. Through December 31, 1996, the set-up and wind-down fees from the ASTA Medica and Amgen collaborations, respectively, had been fully recognized as revenue. Going forward, the Company will not recognize any additional revenue under the Amgen collaboration and will recognize additional revenue under the ASTA Medica collaboration only upon the achievement of specified milestones and for contract services provided by ASTA Medica for non-collaboration work. As a result, 1997 contract revenue will continue to be lower than 1996 in the absence of additional collaboration agreements during the year. The Company is actively pursuing additional collaborations, but no assurance can be given as to the ability of the Company to enter such collaborations on a timely basis or at all.

     Research and development expenses increased to $8.6 million and $16.6 million for the three and six months ended June 30, 1997, respectively, from $7.7 million and $14.3 million for the same periods last year. The increase during 1997 was primarily due to higher personnel related costs associated with the expansion of the Company's research and development programs. In addition, the progression of clinical activities, including expanded Phase I and Phase II studies of the Company's lead anti-cancer compound, SU101, and the initiation of clinical studies under the Company's psoriasis program contributed to higher expenses during 1997. Further, the continued advancement of multiple programs through preclinical development, including costs associated with the Company's June 1997 IND filing with the Food and Drug Administration ("FDA") for its Flk-1/KDR angiogenesis inhibitor, led to higher expenses in the first six months of 1997.

     General and administrative expenses for the three and six months ended June 30, 1997 were $1.5 million and $3.0 million, respectively, and approximated the level of spending during the same periods last year. The Company expects that its general and administrative expenses will increase in future periods in order to support the Company's research and development efforts.

     Interest income for the three and six months ended June 30, 1997 were $610,000 and $1.3 million, respectively. The Company earned slightly higher interest income during 1997, despite the decline in interest rates from the same period last year, due to higher investment balances arising primarily from issuances of the Company's capital stock. Interest expense for the three and six months ended June 30, 1997 were $174,000 and $344,000, respectively. Although consistent on a quarterly basis from the same period last year, for the first half of 1997, interest expense was slightly below the prior year level primarily due to the scheduled termination of some of the Company's leases. The Company expects that interest expense will increase in future periods due to the continued use of capital lease financing for equipment and facility improvements.


Liquidity and Capital Resources

     The Company had cash, cash equivalents and short-term investments of approximately $42.9 million at June 30, 1997, compared with approximately $56.3 million at December 31, 1996. The decrease in cash and investments during the six months ended June 30, 1997 was primarily due to the net loss for the first six months.

     Through June 30, 1997, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, placements of the Company's Preferred and Common Stock and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with ASTA Medica, Zeneca and Allergan, its cash, cash equivalents and short-term investments and income earned thereon as well as capital lease financing. In March 1997, the Company secured a capital lease line in the amount of $3.5 million for the purchase of equipment and facilities improvements. At June 30, 1997, the Company had $2.6 million available under this line.

     The Company has entered into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments. Under these programs, commitments for external research funding are approximately $2.7 million in 1997. A number of these agreements expire in late 1997. However, the Company anticipates renewing most of these agreements which may increase future commitments of the Company. Most of these commitments are cancelable within a three to six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation by the Company.

     From time to time, the Company evaluates potential investments in complementary businesses, products or technologies. Currently, the Company is considering modest investments in such complementary businesses during 1997. The Company has no other present undertakings, commitments or agreements with respect to investments in other businesses.

     Net additions of equipment and leasehold improvements for the six months ended June 30, 1997 and 1996 were $1.3 million and $666,000, respectively. Capital additions during the first half of 1997 included the initial phases of a limited facility expansion and the continued investment in enhancing the
Company's laboratory capabilities. The Company expects that its capital additions for 1997 will be higher than that of the prior year primarily due to anticipated facility improvements to its laboratory and office space. The Company intends to fund future capital expenditures, including those associated with the build-to-suit facility discussed below, principally through lease financing or other debt arrangements. Accordingly, it is expected that the Company's capital lease obligations and related interest expense, as well as its depreciation expense, will increase in future periods.

     In June 1997, the Company entered into a build-to-suit facility lease agreement. Construction of the new facility is targeted for completion during the fourth quarter of 1998, which coincides with the expiration of the Company's current facility leases. Although the Company has not expended significant amounts to date, the Company expects to invest in facility improvements and incur move related costs during 1998 as it approaches building completion.

     The Company estimates that its existing capital resources, together with facility and equipment financing, anticipated revenues from its current collaborations and net income from investment activities, will be sufficient to fund its planned operations into late 1998. The Company anticipates that the funds from future collaborations will extend this time period. However, there can be no assurance that the Company will enter into any such collaborations. In addition, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material adverse effect on the Company.

     The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date two drug candidates (SU101 and SU5271) have entered human clinical testing, with the Company's third drug candidate (a Flk-1 angiogenesis inhibitor) expected to follow based on its recent IND filing. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, even if they are developed successfully and proven to be safe and effective. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. In addition, several of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. All of the Company's revenues to date have been received pursuant to the Company's collaborations or interest income from cash, cash equivalent and short term investments. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including manufacturing uncertainties, the Company's lack of sales and marketing capabilities, competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

                           PART II. OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a.) On May 21, 1997, the Company held its Annual Meeting of Stockholders. The following actions were taken at the meeting:

(b.) The following four directors were each elected for a three-year term expiring at the 2000 Annual Meeting of Stockholders:

         1. 9,570,889 shares voted in favor of Charles M. Hartman, and 361,575 shares withheld their vote;
         2. 9,435,409 shares voted in favor of Donald E. Nickelson and 497,055 shares withheld their vote;
         3. 9,566,487 shares voted in favor of Bruce R. Ross and 365,977 shares withheld their vote;
         4. 9,569,189 shares voted in favor of Richard D. Spizzirri and 363,275 shares withheld their vote.

     The following individuals' terms of office as directors continued after the meeting:

              Jeremy Curnock Cook
              Stephen Evans-Freke
              Anthony B. Evnin, Ph.D.
              Heinrich Kuhn
              Axel Ullrich, Ph.D.
              Glenn Utt
              Michael Wall

(c.)
     1. A proposal to approve an amendment to the Company's 1992 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock available for issuance by 650,000 shares: 8,761,630 shares were voted in favor of the proposal, 1,131,071 shares were voted against the proposal, 39,763 shares abstained and zero shares were broker non-votes.

     2. The ratification the selection of Ernest & Young, LLP as the Company's independent auditors: 9,885,859 shares were voted in favor of the proposal, 39,155 shares were voted against the proposal, 7,450 shares abstained and zero shares were broker non-votes.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 Exhibit Number                      Description
 --------------                      -----------
     3.1          Restated Certificate of Incorporation (2)
     3.2(ii)      Bylaws of the Registrant (1)
     3.3          Certificate of  Designation  of Series A Junior  Participating
                     Preferred Stock of the Registrant (3)
     10.63+       Build-To-Suit  Lease Agreement,  dated June 11, 1997,  between the Registrant and Britannia Pointe Grand Limited Partnership.
     10.64+       Form of Warrant for the Purchase of Common  Stock,  dated June
                     30, 1997, issued in the connection with Build-To-Suit Lease. Agreement filed as Exhibit 10.63.
     10.65+       Second  Amended and Restated  Research and License  Agreement,
                     dated June 30, 1997, between the Registrant and New York University.
     10.66+       Termination notice, dated June 1, 1997, between the Registrant and Yissum Research Development Company of The Hebrew University of Jerusalem.
     27           Financial Data Schedule

-----------------------
   +     The  Registrant  has requested  confidential  treatment with respect to portions of this Exhibit.
  (1)    Incorporated  by reference to  identically  numbered  exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
  (2)    Incorporated  by reference to  identically  numbered  exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report of Form 10-K for the year ended December 31, 1994.
  (3)    Filed as an exhibit to the Form 8-K Current  Report dated July 26, 1995 and incorporated herein by reference.


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SUGEN, Inc.

                                   SIGNATURES


Date:    August 12, 1997                           SUGEN, Inc.




By: /s/ Stephen Evans-Freke                      By: /s/ Christine E. Gray-Smith
   ---------------------------                      ----------------------------
    Stephen Evans-Freke                              Christine E. Gray-Smith
    Chairman and                                     Vice President, Finance
    Chief Executive Officer                          (Principal Financial and
                                                     Accounting Officer)

                                   SUGEN, Inc.

                                  EXHIBIT INDEX


   Exhibit Number                      Description
   --------------                      -----------
         3.1      Restated Certificate of Incorporation (2)
         3.2(ii)  Bylaws of the Registrant (1)
         3.3      Certificate of  Designation  of Series A Junior  Participating
                     Preferred Stock of the Registrant (3)
         10.63+   Build-To-Suit  Lease Agreement,  dated June 11, 1997,  between the Registrant and Britannia Pointe Grand Limited Partnership.
         10.64+   Form of Warrant for the Purchase of Common  Stock,  dated June
                     30, 1997, issued in the connection with Build-To-Suit Lease. Agreement filed as Exhibit 10.63.
         10.65+   Second  Amended and Restated  Research and License  Agreement,
                     dated June 30, 1997, between the Registrant and New York University.
         10.66+   Termination notice, dated June 1, 1997, between the Registrant and Yissum Research Development Company of The Hebrew University of Jerusalem.
         27       Financial Data Schedule

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