Form 10-Q
period 1997-09-30
SUGEN INC
filed 1997-11-14
CIK 908121

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q
(Mark one)

   X     Quarterly  report  pursuant  to Section  13 or 15(d) of the  Securities
-------  Exchange Act of 1934.  For the  quarterly  period ended  September  30,
         1997.
         or

------- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to ___________.


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

                                 (650) 306-7700
              (Registrant's telephone number, including area code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value; 13,258,523 shares outstanding at October 31, 1997.


================================================================================


                                                      SUGEN, Inc.

                                                         INDEX

                                                                                                PAGE NO.
                                                                                                --------
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements and Notes

                  Condensed Balance Sheets - September 30, 1997
                  and December 31, 1996                                                          3

                  Statements of Operations - for the three and nine
                  months ended September 30, 1997 and 1996                                       4

                  Condensed Statements of Cash Flows - for the nine
                  months ended September 30, 1997 and 1996                                       5

                  Notes to Financial Statements                                                  6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            8


PART II. OTHER INFORMATION

Item 2.           Sales of Unregistered Securities                                              13

Item 5.           Other Information                                                             13

Item 6.           Exhibits and Reports on Form 8-K                                              14


Signatures                                                                                      15


Exhibit Index                                                                                   16



                                                          PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS AND NOTES

                                                                   SUGEN, Inc.

                                                            CONDENSED BALANCE SHEETS
                                                                 (In thousands)


                                                                                               September 30,            December 31,
                                                                                                   1997                     1996
                                                                                                 ---------               ---------
ASSETS                                                                                            (unaudited)
Current assets:
        Cash and cash equivalents                                                                 $  25,533               $  24,852
        Short-term investments                                                                       26,521                  31,482
        Accounts receivable                                                                              96                     264
        Prepaid expenses and other current assets                                                       564                     468
                                                                                                  ---------               ---------
              Total current assets                                                                   52,714                  57,066

Property and equipment, net                                                                           3,885                   4,095
Other assets                                                                                          3,548                     775
                                                                                                  ---------               ---------
                                                                                                  $  60,147               $  61,936
                                                                                                  =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                          $   1,889               $     852
        Accrued liabilities                                                                           7,986                   7,406
        Deferred contract revenue                                                                       625                     375
        Capital lease obligations - current portion                                                   2,067                   1,835
                                                                                                  ---------               ---------
              Total current liabilities                                                              12,567                  10,468

Long-term liabilities:
        Capital lease obligations - non-current portion                                               3,061                   2,938
        Senior custom convertible notes                                                              17,500                    --
                                                                                                  ---------               ---------
              Total long-term liabilities                                                            20,561                   2,938

Stockholders' equity:
        Common stock                                                                                111,049                 108,120
        Deferred compensation                                                                          (826)                   (710)
        Note receivable from stockholder                                                               (883)                   (883)
        Accumulated deficit                                                                         (82,321)                (57,997)
                                                                                                  ---------               ---------
              Total stockholders' equity                                                             27,019                  48,530
                                                                                                  ---------               ---------
                                                                                                  $  60,147               $  61,936
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

                                                                    SUGEN, Inc.

                                                              STATEMENTS OF OPERATIONS
                                                      (In thousands, except per share amounts)
                                                                    (unaudited)


                                                                      Three Months Ended                     Nine Months Ended
                                                                         September 30,                         September 30,
                                                                  ------------------------------------------------------------------
                                                                    1997               1996              1997                1996
                                                                  --------           --------           --------           --------
Contract revenue (includes amounts from
   related party)                                                 $  1,336           $  2,430           $  4,307           $ 10,338

Costs and expenses:
   Research and development                                          8,728              7,047             25,304             21,379
   General and administrative                                        1,660              1,104              4,650              4,071
                                                                  --------           --------           --------           --------
      Total costs and expenses                                      10,388              8,151             29,954             25,450
                                                                  --------           --------           --------           --------

Operating loss                                                      (9,052)            (5,721)           (25,647)           (15,112)

Other income and expenses:
   Interest income                                                     576                450              1,879              1,738
   Interest expense                                                   (249)              (167)              (593)              (521)
                                                                  --------           --------           --------           --------
      Other income, net                                                327                283              1,286              1,217
                                                                  ========           ========           ========           ========
Net loss                                                          $ (8,725)          $ (5,438)          $(24,361)          $(13,895)
                                                                  ========           ========           ========           ========


Net loss per share                                                $  (0.66)          $  (0.51)          $  (1.86)          $  (1.32)
                                                                  ========           ========           ========           ========

Shares used in computing net loss
  per share                                                         13,137             10,592             13,079             10,521
                                                                  ========           ========           ========           ========


                                                      See accompanying notes.

                                                                 4


                                                                   SUGEN, Inc.

                                                        CONDENSED STATEMENTS OF CASH FLOWS
                                                 Increase (decrease) in cash and cash equivalents
                                                                  (In thousands)
                                                                   (unaudited)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                     -------------------------------
                                                                                                       1997                  1996
                                                                                                     --------              --------
Cash flows from operating activities
Net loss                                                                                             $(24,361)             $(13,895)
Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation and amortization                                                                     2,271                 1,673
      Deferred revenue                                                                                    250                (6,558)
      Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                                                          72                   194
        Other assets                                                                                   (1,339)                 (928)
        Accounts payable                                                                                1,037                   400
        Accrued liabilities                                                                               580                 2,346
                                                                                                     --------              --------
Net cash used in operating activities                                                                 (21,490)              (16,768)
                                                                                                     --------              --------

Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net                                             4,998                15,755
Purchases of property and equipment, net                                                               (1,800)               (1,074)
                                                                                                     --------              --------
Net cash provided by investing activities                                                               3,198                14,681
                                                                                                     --------              --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                                                             1,118                   657
Repurchase of common stock                                                                                --                 (2,698)
Proceeds from issuance of senior custom convertible notes                                              17,500                  --
Proceeds from issuance of warrant                                                                         --                    200
Proceeds from lease financing of property and equipment                                                 1,895                   995
Payments under capital lease obligations                                                               (1,540)               (1,044)
                                                                                                     --------              --------
Net cash provided by (used in) financing activities                                                    18,973                (1,890)
                                                                                                     --------              --------

Net increase (decrease) in cash and cash equivalents                                                      681                (3,977)
Cash and cash equivalents at beginning of period                                                       24,852                 8,226
                                                                                                     --------              --------
Cash and cash equivalents at end of period                                                           $ 25,533              $  4,249
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

                                   SUGEN, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Summary of Significant Accounting Policies

         Basis of Presentation

         The financial information at September 30, 1997 and for the nine months ended September 30, 1997 and 1996 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which SUGEN, Inc. (the "Company") considers necessary for the fair presentation of the financial position at such date and the operating results and cash flows for those periods. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Form 10-K. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

         Change in Method of Computing Earnings Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). Effective December 31, 1997, the Company will adopt SFAS
         128. In accordance with the Statement, the Company will be required to change the method currently used to compute earnings per share and restate all prior periods. The impact of SFAS 128 on the calculation of basic and dilutive earnings per share is expected to have no impact on the net loss per share to be presented at year end.


2.       Accrued Liabilities

         The components of accrued liabilities consist of the following:

                                                    September 30,   December 31,
                                                        1997            1996
                                                      ------------  ------------
                                                              (In thousands)

          Accrued research & development services      $3,827            $3,724
          Accrued compensation                            923               883
          Accrued professional fees                       747               524
          Other                                         2,489             2,275
                                                       ------            ------
                                                       $7,986            $7,406
                                                       ======            ======

3.       Senior Custom Convertible Notes

         In September 1997, the Company completed the sale of $17.5 million principal amount of 5% Senior Custom Convertible Notes due 2000 (the "Notes"). The Notes were sold at par, mature on September 12, 2000 and bear interest at a rate of 5% per annum (payable in Common Stock or cash, at the Company's option). Beginning on December 11, 1997, the Notes may be converted, together with accrued and unpaid interest and subject to certain limitations, into shares of Common Stock at a conversion price equal to the average of the two lowest trade prices of the Common Stock during the 20 trading days immediately preceding the date of conversion (the "Conversion Price"). Beginning January 19, 1998, the Conversion Price may not exceed 115% of the average closing bid price of the Common Stock for the 20 trading days immediately preceding such date. In connection with the issuance of the Notes, the Company issued warrants to purchase up to 332,500 shares of Common Stock at an exercise price of $16.74 per share. Cash and non-cash issuance costs (including the fair value of the warrants) totaled approximately $2.6 million and are recorded as deferred costs (included in Other Assets in the accompanying Balance Sheet at September 30,
         1997) to be amortized to expense over the term of the Notes. No purchaser of the Notes will be allowed to convert Notes and/or warrants which would result in such person owning more than 4.9% of the then outstanding Common Stock.

         Upon the occurrence of certain events, at the election of the holders of the Notes, the Company may be required to redeem in cash all or a portion of the Notes at redemption prices which are at a premium to the face value of the Notes. If the Notes are not converted into Common Stock upon maturity in September 2000, the Notes will be exchanged for 13.75% five-year debentures. Pursuant to the terms of the Notes, in addition to other covenants, the Company has agreed to certain limitations on the incurrence of additional indebtedness.

                                   SUGEN, Inc.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects" and similar expressions which are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. The Company's actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below as well as the factors discussed in the Company's October 24, 1997 Form S-3 and Form 10-K for the year ended December 31, 1996. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         SUGEN was founded in July 1991 to discover and develop new classes of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are involved in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. The Company's most advanced product candidate is SU101, a PDGF TK signalling antagonist. The Company is in the process of completing the data analysis on a Phase II clinical trial for use of SU101 as a treatment for refractory malignant glioma and currently expects to initiate a Phase III clinical trial in this indication in late 1997, subject to FDA review of the planned trial design. A Phase II study of SU101 in combination with BCNU, the chemotherapy drug that is part of the standard treatment regimen in newly diagnosed brain cancer patients, was initiated recently, and the Company currently expects to initiate a Phase II clinical trial of SU101 in hormone refractory prostate cancer by the end of
1997. To date, over 140 patients have been treated with SU101 in seven Company-sponsored clinical trials including patients with brain, ovarian, prostate and non-small cell lung cancers. The Company is also conducting its initial Phase I clinical trial for its second cancer product candidate, SU5416, a Flk-1/KDR TK antagonist which inhibits angiogenesis (the process by which blood vessels are formed). In addition, the Company is conducting a Phase I clinical trial for SU5271, an EGF TK antagonist, for the treatment of psoriasis. Through September 30, 1997, all of the Company's revenue has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), ASTA Medica Aktiengesellschaft ("ASTA Medica"), Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc. and Allergan, Inc. (collectively "Allergan") and Amgen Inc. ("Amgen"). SUGEN intends to pursue its drug discovery programs independently and in collaboration with established pharmaceutical companies.

         The financial results for the nine months ended September 30, 1997 reflect planned increases in operating expenses necessary for advancing multiple product candidates through the development process. The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of preclinical and clinical development activities as more of its proprietary cancer-related programs progress toward and into the clinic. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1997, the Company's accumulated deficit was $82.3 million.

         In September 1997, the Company completed the sale of $17.5 million principal amount of 5% Senior Custom Convertible Notes (the "Notes"). The Notes were sold at par, mature on September 12, 2000 and bear interest at a rate of 5% per annum (payable in Common Stock or cash at the Company's option). Beginning on December 11, 1997, the Notes may be converted, together with accrued and unpaid interest and subject to certain limitations, into shares of Common Stock at a conversion price equal to the average of the two lowest trade prices of the Common Stock during the 20 trading days immediately preceding the date of conversion (the "Conversion Price"). Beginning January 19, 1998, the Conversion Price may not exceed 115% of the average closing bid price of the Common Stock for the 20 trading days immediately preceding such date. In connection with the issuance of the Notes, the Company issued warrants to purchase up to 332,500 shares of Common Stock at an exercise price of $16.74 per share. Cash and non-cash issuance costs (including the fair value of the warrants) totaled approximately $2.6 million and are recorded as deferred expenses to be amortized to expense over the term of the Notes. No purchaser of the Notes will be allowed to convert Notes and/or warrants which would result in such person owning more than 4.9% of the then outstanding Common Stock.

         Upon the occurrence of certain events, at the election of the holders of the Notes, the Company may be required to redeem in cash all or a portion of the Notes at redemption prices which are at a premium to the face value of the Notes. If the Notes are not converted into Common Stock upon maturity in September 2000, the Notes will be exchanged for 13.75% five-year debentures. Pursuant to the terms of the Notes, in addition to other convenants, the Company has agreed to certain limitations on the incurrence of additional indebtedness.

Recent Developments

         In November 1997, the Company sold 2,000,000 shares of its Common Stock in an underwritten public offering at a price of $16.00 per share, resulting in net proceeds of approximately $29.7 million. As part of the offering, Zeneca purchased 456,000 shares of Common Stock. In addition, the Company has granted the underwriters an option to purchase an additional 300,000 shares of Common Stock to cover over-allotments, if any.

Results of Operations

         The Company's revenues for the three and nine months ended September 30, 1997 were $1.3 million and $4.3 million, respectively. These results compare to revenues of $2.4 million and $10.3 million for the same periods last year. Revenues for the three and nine months ended September 30, 1997 included contract  revenue  from the  Allergan  and Zeneca  collaborations  and  contract services revenue earned under the ASTA Medica collaboration for services rendered by ASTA Medica pursuant to the collaboration but on non-collaboration programs. In 1996, revenues included contract revenues earned from existing collaborations, set-up fees associated with the ASTA Medica collaboration and wind-down fees in connection with the termination of the Amgen collaboration agreement. The Company recognizes revenue from set-up fees and wind-down fees as the related activities are performed, which is generally over a twelve-month period or less. Through December 31, 1996, the set-up and wind-down fees from the ASTA Medica and Amgen collaborations, respectively, had been fully recognized as revenue. Going forward, the Company will not recognize any additional revenue under the Amgen collaboration and will recognize additional revenue under the ASTA Medica collaboration only upon the achievement of specified milestones and for services rendered by ASTA Medica pursuant to the collaboration but on non-collaboration programs. As a result, 1997 contract revenue will continue to be lower than 1996 in the absence of additional collaboration agreements entered into during the current year. The Company is actively pursuing additional collaborations, but no assurance can be given as to the ability of the Company to enter such collaborations on a timely basis, or at all.

         Research and development expenses increased to $8.7 million and $25.3 million for the three and nine months ended September 30, 1997, respectively, from $7.0 million and $21.4 million for the same periods last year. The increase during 1997 was primarily due to higher personnel related costs associated with the expansion of the Company's research and development programs. In addition, the progression of clinical trials, including expanded Phase I and Phase II clinical trials of the Company's lead anti-cancer compound, SU101, and the initiation of clinical trials for SU5271 and SU5416 contributed to higher expenses during 1997. Further, the continued advancement of multiple programs through preclinical development, including costs associated with the Company's June 1997 IND filing with the Food and Drug Administration ("FDA") for SU5416, an angiogenesis inhibitor, and for SU101 in combination with BCNU, led to higher expenses in the first nine months of 1997. The Company expects that its research and development expenses will continue to grow in future years due to the hiring of personnel, additional preclinical studies, the progression of SU101, SU5416 and other clinical trials, the initiation of new clinical trials on additional drug candidates, requirements under the Company's anticipated future collaborations and the expansion of the Company's facilities.

         General and administrative expenses for the three and nine months ended September 30, 1997 were $1.7 million and $4.7 million, respectively, from $1.1 million and $4.1 million for the same periods last year. The increase during 1997 was primarily due to added headcount and higher consulting expenses. The Company expects that its general and administrative expenses will continue to increase in future periods in order to support the Company's research and development efforts.

         Interest income for the three and nine months ended September 30, 1997 were $576,000 and $1.9 million, respectively. The Company earned slightly higher interest income during 1997, despite the decline in interest rates from the same period last year, due to higher investment balances arising primarily from issuances of Common Stock. Interest expense for the three and nine months ended September 30, 1997 was $249,000 and $593,000, respectively. The Company's interest expense was higher for the first nine months of 1997 than for the same period last year, as the third quarter interest expense included additional interest expense related to the Notes. The Company expects that interest expense will continue to increase in future periods due to the continued use of capital lease financing for equipment and facility improvements and higher debt expense in connection with the issuance of the Notes.

Liquidity and Capital Resources

         The Company had cash, cash equivalents and short-term investments of approximately $52.1 million at September 30, 1997, compared with approximately $56.3 million at December 31, 1996. The decrease in cash and investments during the nine months ended September 30, 1997 was primarily due to operating losses, partially offset by the net cash proceeds of approximately $16.3 million received in connection with the issuance of the Notes.

         Through September 30, 1997, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, placements of the Company's Preferred and Common Stock and convertible notes and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with ASTA Medica, Zeneca and Allergan, its cash, cash equivalents and short-term investments and capital lease financing.

         The Company has entered into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments. Under these programs, commitments for external research funding are approximately $2.8 million and $1.9 million in 1997 and

1998, respectively. Most of these commitments are cancelable within a three to nine month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation by the Company.

         From time to time, the Company evaluates potential investments in complementary businesses, products or technologies. Currently, the Company is considering modest investments in such complementary businesses.

         Net  additions of equipment  and  leasehold  improvements  for the nine months ended September 30, 1997 and 1996 were $1.8 million and $1.1 million, respectively, which included $1.9 million and $995,000, respectively, of equipment and leasehold improvements financed through the Company's master lease agreements. Capital additions during the first nine months of 1997 included the initial phases of a limited facility expansion and the continued investment in enhancing the Company's laboratory capabilities. In March 1997, the Company secured an additional capital lease line in the amount of $3.5 million for the purchase of equipment and facilities improvements. At September 30, 1997, the Company had $2.3 million available under this line. In November 1997, the Company entered into a commitment for an additional capital lease line in the amount of $5.0 million for the purchase of equipment and facilities improvements. The Company intends to fund future capital expenditure principally through lease financing or other debt arrangements, although there can be no assurance that such financing will be available.

         The Company expects that its capital additions and equipment purchases for 1997 will be higher than that of the prior year primarily due to anticipated facility improvements to its laboratory and office space. In June 1997, the Company entered into a build-to-suit facility lease agreement. Construction of the new facility is targeted for completion during the fourth quarter of 1998, which coincides with the expiration of the Company's current facility leases. Although the Company has not expended significant amounts to date, the Company expects to invest in facility improvements and incur move related costs during 1998 as it approaches building completion. Accordingly, it is expected that the Company's capital lease obligations and related interest expense as well as its depreciation expense will increase in future periods.

         The Company estimates that its existing capital, after giving effect to the net proceeds of its November 1997 Common Stock offering, together with facility and equipment financing, expected revenues from current collaborations and net income from investment activities, will be sufficient to fund its planned operations into 2000. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financing and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material adverse effect on the Company.

         The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date three drug candidates (SU101, SU5271 and SU5416) have entered clinical trials. To achieve profitable operations, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. There can be no assurance that the Company will be able to discover any additional lead compounds or develop any commercial products. The time necessary to achieve market success for any individual product is long and uncertain. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, even if they are developed successfully and proven to be safe and effective. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. In addition, several of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical studies and clinical trials, are expanded. All of the Company's revenues to date have been received pursuant to the Company's collaborations or interest income from cash, cash equivalent and short term investments. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including manufacturing uncertainties, the Company's lack of sales and marketing capabilities, competition, uncertainties regarding protection of patents and proprietary rights, government regulation and uncertainties regarding pharmaceutical pricing and reimbursement.

                           PART II. OTHER INFORMATION


Item 2.       SALES OF UNREGISTERED SECURITIES

         On September 12, 1997, the Company completed the sale of $17,500,000 principal amount of 5% Senior Custom Convertible Notes due 2000 (the "Notes"). The following summary of certain terms of the Notes does not purport to be a complete description of the terms of the Notes and is qualified in its entirety by reference to the Note Purchase Agreement and the form of Note, which are incorporated by reference herein and copies of which are filed as Exhibits 4.1 and 4.2 to the Company's Form 8-K filed on September 18, 1997. The Notes were sold at par, mature on September 12, 2000 and bear interest at a rate of 5% per annum (payable in cash or, at the election of the Company, shares of Common Stock valued at the fair market value of the Common Stock at the time of the interest payment). Beginning on December 11, 1997, the Notes may be converted, together with accrued and unpaid interest and subject to certain limitations, into shares of Common Stock at a conversion price equal to the average of the two lowest trade prices of the Common Stock as reported on the Nasdaq National Market during the 20 trading days immediately preceding the conversion date (the "Conversion Price"). Beginning on January 19, 1998 (the "Fixed Conversion Date"), the Conversion Price may not exceed 115% of the average closing bid price of the Common Stock for the 20 trading days immediately preceding the Fixed Conversion Date.

         No purchaser of the Notes will be allowed to convert Notes or exercise Warrants or Placement Fee Warrants (as defined below), or any combination thereof, if such conversion or exercise would result in such person beneficially owning more than 4.9% of the then outstanding Common Stock. If at any time the number of shares issuable upon conversion of the Notes exceeds the number of shares of Common Stock available for issuance in connection with the Notes without obtaining the approval of the Company's stockholders in accordance with Nasdaq requirements, then, at the Investors' option, the Company may be required to redeem from the Investors in cash (at redemption prices ranging from 112.5% to 120% depending on the date of redemption) a sufficient principal amount of Notes so that the remaining Notes are fully convertible. The Company may also redeem the Notes in connection with an acquisition of the Company at redemption prices ranging from 125% to 130%. Upon the occurrence and continuation of an event of default, the Company will be required to redeem the Notes at redemption prices ranging from 115% to 122.5%.

         If the Notes are not converted into Common Stock, upon maturity in September 2000, the Notes will be exchanged for 13.75% five-year debentures. Pursuant to the terms of the Notes, in addition to other covenants, the Company has agreed to certain limitations on the incurrence of additional indebtedness. In connection with the issuance of the Notes, the Company issued warrants to purchase up to 262,500 shares of Common Stock at an exercise price of $16.74 per share (the "Warrants").

          Diaz & Altschul Capital, LLC of New York City was placement agent in the transaction. In consideration for its services as placement agent, the Company paid Diaz & Altschul Capital, LLC a fee of $875,000 and issued to its designee, Diaz & Altschul Group, LLC, warrants to acquire 70,000 shares of Common Stock at an exercise price of $16.74 per share (the "Placement Fee Warrants").

         The offering of the Notes was made in reliance on Section 4(2) and Regulation D promulgated under the Securities Act of 1933, as amended (the "Act"), based on the fact that the offer and sale of the Notes was made without general solicitation or advertising to accredited investors (as defined in the Act), each of which made representations that such investor was acquiring the Notes and Warrants for its own account for investment purposes and agreed to transfer restrictions and other conditions set forth in the Act.



Item 5.       OTHER INFORMATION

          Anthony B. Evnin, Ph.D. resigned from the Company's Board of Directors effective October 1, 1997. This resignation reflects the normal transition of venture capital representatives off the board of directors of companies in which a venture fund's investment stake has been reduced as a result of distributing venture fund shares.

          Christine E. Gray-Smith has indicated her intention to resign as Vice President, Finance and Assistant Secretary effective November 30, 1997. It is anticipated that Ms. Gray-Smith will continue as an employee of the Company until January 1998.

         The Company's Board of Directors has appointed Mr. Stephen Evans-Freke as Acting Chief Financial Officer pending the appointment of a permanent Chief Financial Officer. Ms. Susan Kanaya has been appointed to the position of Treasurer and Chief Accounting Officer, and Ms. Marta Moreno has been appointed Assistant Controller.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     Exhibit Number                      Description
     --------------                      -----------
         3.1             Restated Certificate of Incorporation (2)
         3.2(ii)         Bylaws of the Registrant (1)
         3.3             Certificate of Designation of Series A Junior Participating Preferred Stock of
                         the Registrant (3)
         4.1             Form of Note Purchase Agreement, dated as of September 8, 1997, by and  between the
                         Company and the investors named therein (4)
         4.2             Form of 5% Senior Custom Convertible Note due 2000 (4)
         4.3             Form of Common Stock Purchase Warrant (4)
         27              Financial Data Schedule

----------------
       (1)          Incorporated  by reference to  identically  numbered  exhibits filed in response to Item 16
                      "Exhibits" of the Company's  Registration  Statement on Form S-1, as amended (File Number
                      33-77074), which became effective October 4, 1994.
       (2)          Incorporated  by reference to  identically  numbered  exhibits filed in response to Item 14
                      "Exhibits"  of the Company's  Annual Report of Form 10-K for the year ended  December 31,
                      1994.
       (3)          Filed as an exhibit to the Form 8-K Current  Report  dated July 26,  1995 and  incorporated herein by reference.
       (4)          Filed as an  exhibit  to the  Form  8-K  Current  Report  dated  September  12,  1997,  and incorporated herein by reference.

 (b)     Reports on Form 8-K

         SUGEN, Inc. filed a Current Report on Form 8-K, dated September 12, 1997, in connection with the private placement of $17.5 million aggregate principal amount of its 5% Senior Custom Convertible Notes due 2000.

         Additionally, the Company filed a Current Report on Form 8-K dated October 27, 1997, in connection with the proposed follow-on public offering of Common Stock by the Company.

                                   SUGEN, Inc.

                                   SIGNATURES


Date:     November 13, 1997                SUGEN, Inc.




By:    /s/ Stephen Evans-Freke             By:   /s/ Christine E. Gray-Smith
        -------------------------------          ---------------------------
       Stephen Evans-Freke                       Christine E. Gray-Smith
       Chairman and                              Vice President, Finance
       Chief Executive Officer                   (Principal Financial Officer)


                                                      SUGEN, Inc.

                                                     EXHIBIT INDEX


     Exhibit Number                      Description
     --------------                      -----------
         3.1             Restated Certificate of Incorporation (2)
         3.2(ii)         Bylaws of the Registrant (1)
         3.3             Certificate of Designation of Series A Junior Participating Preferred Stock of the
                         Registrant (3)
         4.1             Form of Note Purchase Agreement, dated as of September 8, 1997, by and between the Company and the investors named therein (4)
         4.2             Form of 5% Senior Custom Convertible Note due 2000 (4)
         4.3             Form of Common Stock Purchase Warrant (4)
         27              Financial Data Schedule

----------
       (1)          Incorporated  by reference to  identically  numbered  exhibits filed in response to Item 16
                      "Exhibits" of the Company's  Registration  Statement on Form S-1, as amended (File Number
                      33-77074), which became effective October 4, 1994.
       (2)          Incorporated  by reference to  identically  numbered  exhibits filed in response to Item 14
                      "Exhibits"  of the Company's  Annual Report of Form 10-K for the year ended  December 31,
                      1994.
       (3)          Filed as an exhibit to the Form 8-K Current  Report  dated July 26,  1995 and  incorporated herein by reference.
       (4)          Filed as an  exhibit  to the  Form  8-K  Current  Report  dated  September  12,  1997,  and incorporated herein by reference.
