Form 10-K405
period 1997-12-31
SUGEN INC
filed 1998-03-31
CIK 908121

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-K
(Mark one)

 X   Annual Report  Pursuant to Section 13 or 15(d) of the  Securities  Exchange
---  Act of 1934 for the fiscal year ended December 31, 1997.

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

The aggregate market value of the of the Common Stock of the registrant held by non-affiliates as of March 13, 1998 was $141,903,757. (1)

The number shares of Common Stock outstanding at March 13, 1998 was 15,384,879 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Portions of Registrant's Definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A in connection with the 1998 Annual Meeting are incorporated herein by reference in Part III of this Report.


---------------------------
(1) Excludes 5,598,413 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 13, 1998.
================================================================================

                                     PART I

Item 1.           BUSINESS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements concerning the Company's plans to: continue development of its current product candidates; conduct clinical trials with respect to SU101, SU5416 and other product candidates; utilize the Company's capital resources and the time periods related thereto; seek regulatory approvals; engage third-party manufacturers to supply its clinical trials and commercial requirements; establish a marketing, sales and distribution capability; and evaluate additional product candidates for subsequent clinical and commercial development. These forward-looking statements may be found in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Annual Report on Form 10-K. Forward-looking statements not specifically set forth above may also be found in these and other sections of the Annual Report on Form 10-K. Each statement is based on the current expectations of the Company and is subject to the risks and uncertainties inherent in the Company's business. In accordance with the Private Securities Litigation Reform Act of 1995, the Company reminds investors that all such "forward-looking statements" are necessarily only estimates of future results and that the actual results achieved by the Company may differ materially from these current expectations due to a number of factors, including
(i) the Company's technological success in developing lead compounds and products; (ii) the availability and terms of financing of the Company's operations; (iii) the actions of third parties, including collaborators and competitors; (iv) the demonstration of the safety and efficacy of the Company's products at each stage of clinical development; (v) the ability to obtain patent and other proprietary rights protection for the Company's products; (vi) the receipt of timely regulatory approval of the Company's products; (vii) the ability to manufacture product candidates in commercial quantities at reasonable costs and in a manner acceptable to various regulatory authorities; and (viii) market acceptance of the Company's products. Factors creating uncertainty are discussed in more detail in individual sections of this Annual Report on Form 10-K. In particular, see the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

         SUGEN is a biopharmaceutical company focused on the discovery and development of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are regulated by cell-surface receptors or intracellular signalling molecules known as tyrosine kinases ("TKs"), tyrosine phosphatases ("TPs") and serine-threonine kinases ("STKs"), three of the largest known families of receptors in the body and key regulators of critical cellular functions. Aberrant signalling of TKs, TPs and STKs has been shown to result in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. The Company believes that compounds designed to target certain kinases and phosphatases and inhibit enzyme activity or prevent the binding of downstream signalling molecules make attractive therapeutic product candidates. The Company's research and development efforts in signal transduction are based upon the pioneering accomplishments of SUGEN's founding scientists, Dr. Axel Ullrich of Max-Planck-Institut fur Biochemie ("MPI") and Dr. Joseph Schlessinger of New York University Medical Center ("NYU").

         SU101, the Company's most advanced product candidate, is a platelet-derived growth factor receptor ("PDGF TK") signalling antagonist. Imbalances in the PDGF TK signalling pathway have been shown by SUGEN and others to be implicated in certain types of cancers. The Company has completed a Phase II clinical trial for use of SU101 as a treatment for refractory malignant glioma and has recently initiated a Phase III clinical trial in first relapse glioma. A Phase II clinical trial of SU101 in combination with BCNU, the chemotherapy drug that is part of the standard treatment regimen in newly diagnosed brain cancer patients, was initiated in mid-1997, and the Company has also recently initiated a Phase II clinical trial of SU101 in hormone refractory prostate cancer. To date, over 158 patients have been treated with SU101 in nine Company-sponsored clinical trials including patients with brain, ovarian, prostate and non-small cell lung cancers.

         The Company is also conducting its initial Phase I clinical trial for its second cancer product candidate, SU5416, a Flk-1/KDR TK antagonist which inhibits angiogenesis (the process by which blood vessels are formed) and plans to initiate Phase II clinical trials in 1998. The pharmaceutical industry has long sought tumor-specific inhibitors of angiogenesis with low toxicity profiles because, theoretically, inhibiting angiogenesis may limit tumor growth, extend the period of disease-free remission in patients who respond to front-line therapy and reduce the potential for metastases. Potential oncology applications for angiogenesis include treatments for most solid tumor types. SUGEN is also pursuing six additional cancer-related drug development programs, including:
Pan-Her, GRB2, Raf, PDGF TK (orally available), second generation angiogenesis inhibitors and other proprietary programs, many of which lead compounds are now undergoing in vivo pharmacology studies. The Company currently plans to file two Investigational New Drug applications ("IND") in each of 1998 and 1999, but there can be no assurance that the Company will file such INDs at such times or at all.

         SUGEN is also applying its drug discovery and development platform to areas outside oncology, including dermatology, ophthalmology, rheumatoid arthritis, cardiovascular disease, diabetes, neurodegenerative diseases and immunology. The Company is conducting a Phase I clinical trial for SU5271, an epidermal growth factor receptor ("EGF TK") antagonist, for the treatment of psoriasis.

         SUGEN employs a target-driven approach to drug discovery and development. The Company believes that the receptors and molecules that play a causative role in disease states are attractive targets for drug design and development. SUGEN's drug discovery platform consists of: (1) target identification, using advanced genomics techniques and the Company's proprietary bioinformatics program; (2) target validation in relevant in vivo disease models; (3) whole cell or other assay design and target-driven screening of compounds for leads; and (4) lead optimization using crystallography and computational chemistry. The Company believes that its drug discovery and development platform may reduce the cost, time and risk associated with bringing potential products to market by rationally screening for potent and specific drug leads in the early stages of discovery and optimizing pharmacologic features in the later stages of drug development, thereby reducing the incidence and severity of side effects.

         SUGEN is concurrently pursuing two business strategies for commercialization of its products and technologies. In the cancer field, SUGEN intends to build a vertically integrated oncology business in North America, with the objective of bringing to market a family of target-specific signal transduction inhibitors proprietary to SUGEN. To market its products effectively, the Company currently intends to build a focused U.S. salesforce to target the major cancer treatment centers. The Company plans to seek additional corporate partners to fund product development and commercialize its products in Europe and Asia. This strategy is exemplified by the Company's collaboration with ASTA Medica Aktiengesellschaft ("ASTA Medica") for the Pan-Her antagonist program and the Raf antagonist program for the treatment of certain cancers. ASTA Medica has been granted marketing rights to these programs in Europe and South America. While the Company generally intends to retain rights to its cancer programs in North America, SUGEN is funding a portion of its ongoing cancer research through a collaboration with Zeneca Limited ("Zeneca") for the development of five undisclosed cancer targets. Pursuant to its agreement with Zeneca, the Company will have the opportunity to obtain profit participation rights in the North American market by contributing to clinical development costs as incurred and will receive milestone payments and royalties on worldwide sales.

         Outside of oncology, the Company's strategy is to seek corporate collaborations or joint ventures to which SUGEN contributes validated targets, screening technologies and drug leads while the partner provides the disease-specific and drug development expertise as well as marketing experience, in addition to providing funding to bring potential products to market. As part of this strategy, the Company entered into a collaboration with Vision Pharmaceuticals, L.P., an affiliate of Allergan, Inc., and Allergan, Inc. (collectively, "Allergan") for angiogenesis inhibition in ophthalmic applications.

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

Tyrosine Kinases, Tyrosine Phosphatases and Serine-Threonine Kinases in Signal Transduction

         Kinases and phosphatases are classes of signalling molecules that are central to the healthy functioning of all tissues. The Company's research focus in this area has been on TKs, TPs and selected STKs. At present, there are approximately 100 known human TKs, including Her2, PDGF TK, insulin receptor ("insulin TK"), EGF TK, macrophage colony stimulating factor receptor and nerve growth factor receptor, all of which have been cloned over the last seventeen years. TPs were not discovered until 1988, and at present there are approximately 50 known human TPs.

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

         The most abundant kinases in the cell are STKs, enzymes which phosphorylate serine and threonine residues. STKs are involved in controlling the cell cycle, the response of the cell to environmental stress, the
development  of  certain  cells  and  tissues,   and  other  processes  such  as
metabolism. Many STKs, for example, Raf kinases, act downstream in signal transduction cascades initiated by TKs, while others integrate signals
originating  from  other  classes  of  receptors,   such  as  G  protein-coupled
receptors.

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

         The  close  association  of TKs,  TPs and STKs with  disease  make them attractive targets for drug discovery and therapeutic intervention. The intracellular domains where enzymatic activity occurs can be targeted with great selectivity by drugs that inhibit enzyme activity or that prevent the binding of downstream signalling molecules to the phosphorylated receptor. Critical points further downstream in the signalling cascade may also be viable targets since selective intervention at these points can prevent the message from reaching its final destination in the nucleus.

Product Development Programs

         TKs, TPs, STKs and their biological signalling pathways are implicated in a broad number of diseases. SUGEN focuses its product development efforts on those areas which represent significant market opportunities and for which the disease processes and signalling pathways are well understood. The Company has several novel product candidates in various stages of development for disease areas in which there is a critical need for major advances in efficacy and safety over currently available therapies. These diseases include cancer as well as diabetes, psoriasis and cardiovascular, immunologic and neurologic disorders. The Company has completed a Phase II clinical trial for use of SU101 as a treatment for refractory malignant glioma and has recently initiated a Phase III clinical trial in first relapse glioma. A Phase II clinical trial of SU101 in combination with BCNU, the chemotherapy drug that is part of the standard treatment regimen in newly diagnosed brain cancer patients, was initiated in mid-1997, and the Company has also recently initiated a Phase II clinical trial of SU101 in hormone refractory prostate cancer. The Company is also conducting its initial Phase I clinical trial for its second cancer product candidate, SU5416, a Flk-1/KDR TK antagonist which inhibits angiogenesis. The Company currently plans to initiate a Phase II clinical trial of SU5416 in 1998, although there can be no assurance as to the timing of the Phase II trial.

         The following table outlines SUGEN's development and research programs which are being pursued either independently by SUGEN or in collaboration with the Company's partners:

---------------------------------------------------------------------------------------------------------------
     Program                       Indication(s)                      Status(1)          Rights
---------------------------------------------------------------------------------------------------------------
                                                    Cancer
---------------------------------------------------------------------------------------------------------------
SU101                        First Relapse malignant glioma           Phase III          SUGEN
PDGF TK Antagonist            - Monotherapy
                             Newly diagnosed malignant glioma         Phase II           SUGEN
                              - Combination therapy
                             Prostate cancer                          Phase II           SUGEN
                             Ovarian and non-small cell lung          Phase II           SUGEN
                             cancers
---------------------------------------------------------------------------------------------------------------
SU5416                       Angiogenesis inhibition                  Phase I            SUGEN
Flk-1/KDR TK Antagonist       -Most solid tumor types
---------------------------------------------------------------------------------------------------------------
Second Generation            Most solid tumor types                   Lead compounds     SUGEN
Angiogenesis Inhibitors
---------------------------------------------------------------------------------------------------------------
Raf Antagonist               Pancreatic, bladder cancers              Lead compounds     ASTA Medica
                                                                                            Europe and South
                                                                                            America
                                                                                         SUGEN
                                                                                            United States and
                                                                                            rest of world
---------------------------------------------------------------------------------------------------------------
Orally available PDGF TK     Malignant glioma, prostate, ovarian      Lead compounds     SUGEN
   Antagonists               and non-small cell lung cancers
---------------------------------------------------------------------------------------------------------------
Pan-Her Antagonist           Breast, ovarian, gastric, lung,          Preclinical        ASTA Medica
   (formerly Her2            head and neck, prostate cancers                                Europe and South
   Antagonist)                                                                              America
                                                                                         SUGEN
                                                                                            United States and
                                                                                            rest of world
---------------------------------------------------------------------------------------------------------------
GRB2 Antagonist              Multiple TK-driven tumors                Lead compounds     SUGEN
---------------------------------------------------------------------------------------------------------------
Met TK Antagonist            Stomach, colorectal and lung cancers     Screening          SUGEN
---------------------------------------------------------------------------------------------------------------
Five undisclosed cancer      Certain major cancers                    Research and       Zeneca
   targets                                                            screening
---------------------------------------------------------------------------------------------------------------
Other proprietary programs   Various cancers                          Research and       SUGEN
                                                                      screening
---------------------------------------------------------------------------------------------------------------
                                                Other Programs
---------------------------------------------------------------------------------------------------------------
SU5271                       Psoriasis                                Phase I            SUGEN
EGF TK Antagonist
---------------------------------------------------------------------------------------------------------------
Insulin TP Antagonist        Diabetes Type I/Type II                  Preclinical        SUGEN
---------------------------------------------------------------------------------------------------------------
Immunology targets           Immune suppression, acute                Research and       SUGEN
                             inflammation                             screening
---------------------------------------------------------------------------------------------------------------
Flk-1/KDR TK Antagonist      Rheumatoid arthritis                     Preclinical        SUGEN
(other targets)
---------------------------------------------------------------------------------------------------------------
Flk-1/KDR TK Antagonist      Angiogenesis inhibition in               Preclinical        Allergan
(other targets)              ophthalmology
                              - Diabetic retinopathy
                              - Macular degeneration
---------------------------------------------------------------------------------------------------------------
Neurology targets            Neurodegenerative diseases               Research and       SUGEN
                                                                      screening
---------------------------------------------------------------------------------------------------------------
PDGF TK Antagonist           Cardiovascular diseases                  Lead compounds     SUGEN
(and other targets)
---------------------------------------------------------------------------------------------------------------

     "Research"            Cloning and  characterization of novel TKs, TPs, STKs
                           and related downstream  signalling  molecules (Target
                           Identification)  and  validation of the role, if any,
                           of  those   molecules  in  a  given  disease  (Target
                           Validation).

     "Screening"           Screening to identify lead compounds.

     "Lead Compounds"      Evaluating drug leads and/or natural product extracts
                           in  relevant  in  vitro  cellular  models   including
                           genetically engineered cell lines, as well as ex vivo human tissues and in vivo animal models.

     "Preclinical"         Pharmacology  and  toxicology  testing in preclinical
                           models, drug formulation and manufacturing scale-up to gather necessary data to comply with applicable regulatory protocols prior to submission of an IND with the FDA.

Cancer

         Research over the past 20 years has reinforced the view that cancer is a disease involving damage, loss or amplification of specific genes. Moreover, of the numerous oncogenes identified to date, many appear to be abnormal versions of TK and STK signalling pathway components, such as ligands, TKs or STKs or downstream signalling molecules. These discoveries have led to the realization that dysfunctional TK or STK signalling pathways play an integral role in cancer. More recently, TPs have been implicated as potential tumor suppressor genes due to their ability to counteract the activity of TKs.

         As a result of the close linkage between TK, TP and STK aberrations and cancer, SUGEN believes that certain cancers can be recategorized according to specific TK, TP and STK signalling pathway defects rather than merely by physical location in the body (e.g., breast, lung, brain). Several observations support this approach. For example, TK overexpression is not a transient phenomenon. Cancer cells that exhibit TK overexpression do so continuously. In addition, in many cases a cancer cell exhibits heavy overexpression of only one TK. For instance, when cancer cells metastasize from a Her2-dependent tumor and establish themselves at a remote site in the body, the distal tumor has also been observed to overexpress Her2. Furthermore, SUGEN has shown that certain tumor cells that overexpress a TK are more sensitive to TK inhibitors than normal cells. The Company believes that these observations are the basis for a new approach to cancer therapy which might commence with a sample of biopsy material being sent to a pathology lab for gene expression profiling in order to determine the nature of the cellular abnormality, such as overexpression of a TK. This diagnosis could then be used to select the appropriate target-specific signal transduction inhibitor for treatment.

         Many of the cancers that SUGEN's programs are addressing have patient subsets with extremely poor prognoses and no alternative for effective treatment. For example, in certain cancers of the brain, breast, ovary and pancreas, patient subsets can be defined in advance for which the average survival time is short. By focusing on these patients initially, the Company believes that it may be able to demonstrate statistically significant efficacy with relatively small patient numbers and possibly shortened clinical trial duration if the compounds prove to be active. There can be no assurance, however, that the Company will be able to rely on smaller-scale clinical trials to expedite commercialization of its products.

SU101/PDGF TK Antagonist. SU101 is a small synthetic molecule which inhibits the platelet-derived growth factor receptor signalling pathway. PDGF is a growth factor ligand that stimulates the growth of a variety of cell types through binding to the PDGF TK. The PDGF TK was first cloned by a group of collaborators led by Dr. Ullrich in 1983. In December 1994, the Company filed its first IND with the FDA for SU101, a PDGF TK signalling antagonist. To date, over 158 patients have been treated with SU101 in nine Company-sponsored clinical trials. The Company has completed a Phase II clinical trial for use of SU101 as a treatment for refractory malignant glioma and has recently initiated a Phase III clinical trial in first relapse glioma. A Phase II clinical trial of SU101 in combination with BCNU, the chemotherapy drug that is part of the standard treatment regimen in newly diagnosed brain cancer patients, was initiated in mid-1997, and the Company has also recently initiated a Phase II clinical trial of SU101 in hormone refractory prostate cancer. Based on Phase I and II data, the Company may conduct additional Phase II clinical trials in astrocytoma (a type of primary brain cancer), ovarian and non-small cell lung cancers.

         To expedite the commercialization of SU101, the Company is focusing its initial development efforts on malignant glioma, a highly aggressive brain tumor, and selected other solid tumor patient populations with very poor prognoses. A subset of each of these cancers appears to be correlated with aberrant PDGF TK signalling. Malignant glioma patients and refractory ovarian patients have a mean survival time of approximately nine months and less than 12 months, respectively. Given the poor prognoses for these patients, the Company believes that FDA approval could potentially be obtained based on smaller-scale clinical trials than are typically required for approval of New Drug Applications "NDAs". There can be no assurance, however, that the Company will be able to rely on smaller-scale clinical trials to expedite the commercialization of SU101 for these patient populations. SUGEN believes SU101 may also have applications in other cancers that involve aberrant PDGF TK signalling, including prostate, ovarian and non-small cell lung cancers and currently plans to proceed with multiple registrational studies in 1998 and 1999. However, no assurance can be given as to the ability of the Company to proceed with such studies on a timely basis, or at all.

         In December 1997 the Company was awarded two method of use patents in the United States with respect to treating PDGF TK driven cancers with SU101. In March 1997, the U.S. patent office issued to SUGEN a patent on the formulation of SU101. The Company presently does not know if commercialization of SU101 will infringe certain patents issued to a large pharmaceutical company but believes that these patents may be subject to claims of invalidity as they relate to SU101. See "Patents and Proprietary Technology."

SU5416/Flk-1/KDR TK Antagonist. Formation of the body's network of blood vessels, or angiogenesis, occurs throughout childhood. This process generally stops once a person reaches adulthood. Exceptions exist during wound healing and the menstrual cycle. Angiogenesis is re-triggered in adults, however, during certain pathological conditions including tumor formation and metastasis, and in certain ophthalmic disorders, including diabetic retinopathy and macular degeneration. The pharmaceutical industry has long sought small molecule inhibitors of angiogenesis with low toxicity profiles because, theoretically, inhibiting angiogenesis may limit tumor growth, extend the period of disease-free remission in patients who respond to front-line therapy and reduce the potential for metastases. The potential markets for such a product include all patients with solid tumors where angiogenesis inhibition may play a role as an important adjunctive therapy, and in patients with metastatic disease.

         SUGEN and its collaborators have identified the Flk-1/KDR TK as a receptor for vascular endothelial growth factor ("VEGF") and as a major regulator of angiogenesis. Blocking Flk-1/KDR TK activity blocks the ability of most tumors to stimulate formation of blood vessels and thus deprives the tumor of necessary nutrients. In preclinical studies conducted by researchers at SUGEN and collaborating laboratories, small molecule inhibitors of the Flk-1/KDR blocked VEGF-dependent angiogenesis, as well as vascular permeability. Additionally, human endothelial cells were prevented from undergoing cell division that is required for the formation of new blood vessels. In June 1997, the Company filed an IND in cancer for SU5416, a drug developed from the Company's Flk-1/KDR TK angiogenesis inhibitor program that addresses patients with solid tumors and may also have application as an anti-metastasis agent. Phase I clinical trials in patients with solid tumors were initiated in September 1997 and Phase II clinical trials are currently planned to commence in 1998, pending Phase I results.

         The  Company  has  established  an  exclusive  research  and  licensing
agreement  with  the   Max-Planck-Institut   fur  Physiologische  and  Klinische
Forschung ("MPP") (MPI and MPP are collectively referred to herein as "Max-Planck Society" or "MPS") to support the work of Dr. Werner Risau, a SUGEN consultant and a director of MPP, and his laboratory. Dr. Risau is one of the leading researchers in the field of angiogenesis. In collaboration with the laboratories of Dr. Risau and Dr. Ullrich, SUGEN is conducting further studies into the mechanisms of angiogenesis, including the identification of additional TK and TP related signalling pathways involved in angiogenesis. See "Research Collaborations."

Second Generation Angiogenesis Inhibitors. Through the Company's ongoing research and drug discovery efforts in angiogenesis, SUGEN has identified additional potential drug candidates which have demonstrated good potency on Flk-1/KDR, and additional targets including PDGF-R and FGF-R which may play a role in the angiogenic process and tumor metastasis. With the possibility of an increased spectrum of activity from this expanded target profile, SUGEN currently plans to advance the most promising of these drug candidates into Phase I clinical trials in 1998 and may determine to seek to commercialize one or more angiogenesis inhibitors based on future clinical results. No assurance, however, can be given as to the ability of the Company to commence such clinical trials on a timely basis, or at all.

GRB2 Antagonist. Growth factor receptor binding protein 2 ("GRB2"), a downstream signalling adaptor molecule, was originally cloned by Dr. Schlessinger's laboratory. GRB2 has been shown to be an essential element in the signal transduction pathway of many TKs, particularly as a link between TKs and Ras. (See "Raf Antagonist" below). SUGEN is investigating the role of GRB2 in linking TK signalling to Ras activation in certain TK induced cancers, with the belief that inhibition of GRB2 might be of therapeutic benefit for a broad range of cancers typified by an activation of the TK-Ras pathway. In April 1997, the U.S. patent office issued a patent on SUGEN's proprietary cancer target GRB2. Other patent claims with respect to this target have also been filed.

         SUGEN has developed proprietary assays for high-throughput screening for GRB2 inhibitors and has now identified a novel class of signal transduction inhibitors that act by blocking the function of the GRB2 adaptor protein. In vitro studies indicate that SUGEN's GRB2 inhibitors act as cytostatic agents, causing cancerous cells to cease multiplying or enter programmed cell death (apoptosis). Preliminary in vivo studies indicate efficacy in tumor growth inhibition with identified lead compounds.

Pan-Her Antagonist (formerly Her2 Antagonist). Her2 is a TK, first cloned by Dr. Ullrich, which is believed to play an important role in certain aggressive breast, ovarian, gastric and lung cancers. Dr. Ullrich and Dr. Dennis Slamon of the University of California at Los Angeles Medical Center and member of SUGEN's Science Advisory Board have established the clinical relevance of overexpression of Her2 in human breast and ovarian cancers. In their study of approximately 200 patients, it was found that almost 30% of breast and ovarian cancer patients overexpress Her2 and that high levels of Her2 in a patient's tumor correlated with reduced survival time. Since that time, subsets of other types of human tumors have been shown to express high levels of Her2, including gastric and lung cancers. Animal data from several laboratories has demonstrated that the suppression of Her2 activity has a significant inhibitory effect on tumor growth, validating Her2 as a target for cancer therapy in the subset of patients that overexpress this TK.

         Monoclonal antibodies targeting Her2, including one developed by Dr. Ullrich, are currently in clinical trials by others for certain cancers. While the Company believes that these trials may serve to validate the concept of targeting aberrant TKs in cancer, SUGEN believes that a small molecule inhibitor of Her2 which also blocks the closely related Her1 and Her4 receptors (thus, a Pan-Her antagonist) has the potential to be a more attractive therapy. SUGEN has identified a number of potentially highly potent and specific small molecule inhibitors of Pan-Her. The Company is currently testing several of these molecules in animal models. SUGEN is pursuing its Pan-Her antagonist program in collaboration with ASTA Medica, and in January 1998 the two companies jointly announced they would be the advancing the Pan-Her program into clinical development with Phase I clinical trials currently scheduled to commence later this year. However, no assurance can be given to the ability of the two companies to enter such clinical trials on a timely basis, or at all.

Orally Available PDGF TK Antagonist. SUGEN is committed to developing an orally active small molecule inhibitor of the PDGF TK signalling pathway. From a commercialization standpoint, an orally active compound may be complementary to SU101 in that it may be developed for use as a chronic therapy. The Company currently has several small molecule inhibitors of the PDGF TK signalling pathway which in vivo animal studies appear to be orally available and may have the potential to treat numerous PDGF TK-driven proliferative disorders, especially cancers. The PDGF TK also appears to be involved in both restenosis of blood vessels after clearance by angioplasty, and more broadly in atherosclerosis.

Raf Antagonist. Raf, an STK, is a downstream signalling molecule through which numerous signalling pathways have been found to converge. Raf is known to interact with the oncogene Ras, and is required in order for Ras to relay its signals. The Ras oncogene has long been known to play an integral role in certain cancers, and may be involved in over 20% of all tumors including approximately 90% of pancreatic tumors. Moreover, Ras has drawn the attention of the pharmaceutical industry for many years because of its frequent mutational activation in tumor cells. However, since its biochemical activity and upstream activators were not well defined, the search for Ras inhibitors has proved difficult. In contrast, the Company believes that Raf is a more suitable target for therapeutic intervention.

         Dr. Ulf Rapp, Director of Molecular Biology at the University of Wurzburg, Germany, a SUGEN consultant and the discoverer of Raf, has demonstrated that inhibition of Raf blocks the tumor-forming potential of Ras. SUGEN has developed proprietary Raf-based assays and is screening for small molecule inhibitors of Raf. The Company believes that drugs that inhibit Raf signalling may arrest tumors driven by excessive Ras activity. The Company is pursuing its Raf Antagonist program in collaboration with ASTA Medica.

Met TK Antagonist. Overexpression of Met TK may be implicated in a significant portion of tumors of the lung, stomach and colon. Moreover, Met TK may play a role in the metastasis of solid tumors. SUGEN has recently completed target validation studies on Met TK and has commenced screening against this target.

Psoriasis

         Psoriasis is a chronic skin disorder that affects approximately four million people in the United States, and annual treatment costs in this country are estimated at over $1.5 billion. There are few currently available drugs for this disease that offer satisfactory efficacy and safety. Hyperproliferation of keratinocytes contributes to psoriasis, and research by SUGEN and others has demonstrated that EGF TK signalling is required for the growth of keratinocytes. SUGEN's research in psoriasis was conducted in part by Hebrew University of Jerusalem.

SU5271/EGF TK Antagonist. SU5271, a selective inhibitor of EGF receptor signalling, represents the first extension of SUGEN's drug discovery platform into the field of dermatology. SUGEN has received an exclusive, worldwide license from Zeneca for the dermatologic uses of SU5271 and has also filed patent applications of its own with respect to this compound.

         The Company is currently conducting Phase I clinical trials to evaluate the safety of the topical use of SU5271 in psoriatic patients at Mount Sinai Hospital in New York. SU5271 is a synthetic small molecule signal transduction inhibitor that blocks keratinocyte growth.

Angiogenesis Inhibition in Ophthalmology

         A number of ophthalmological disorders involve neovascularization of different regions of the eye. Since Flk-1/KDR TK is known to be important in other neovascularization processes (such as in tumors), it may also play a crucial role in ocular neovascularization. Thus, Flk-1/KDR TK inhibitors might be therapeutically beneficial for treating ophthalmic disorders. In October 1996, the Company signed a collaboration agreement with Allergan to identify, develop and commercialize novel angiogenesis inhibitors for the treatment of ophthalmic diseases. Flk-1/KDR TK and other angiogenesis targets are currently under evaluation.

Diabetes

         Both Type I and Type II diabetes are characterized by pathologically high levels of blood glucose due to inefficient cellular uptake and metabolism of glucose. Type I diabetes is characterized by insufficient levels of insulin and is thought to be caused by the autoimmune destruction of the pancreatic cells that make insulin. In contrast, Type II diabetics often produce elevated levels of insulin, although this insulin does not seem to have sufficient effect. All Type I and some Type II diabetics are treated with insulin. The long-term side effects of diabetes and of insulin therapy can be severe.

         Dr. Ullrich was the first to clone the TK receptor to which insulin binds. In a normal state, the body secretes insulin which in turn binds to the insulin TK. These events activate the insulin TK signalling pathway, resulting in cellular uptake of glucose and glucose metabolism. In Type I and Type II diabetes, the TK signalling mechanism is impaired. Certain TPs appear to be involved in down regulating (dephosphorylating) the insulin TK signalling pathway. SUGEN believes that a small molecule which specifically inhibits these TPs may increase insulin TK signalling, thereby increasing glucose uptake and metabolism.

         SUGEN's animal studies with its lead phosphatase inhibitor compounds have demonstrated the ability of its initial lead compounds to lower blood glucose levels with efficacy comparable to currently available drugs. These compounds will serve as the starting point for medicinal chemistry and drug development with the aim of producing an optimized drug candidate to go forward into clinical development. Based on the mechanism of action of these compounds and their oral availability, the Company believes that it now has the opportunity to develop drug candidates for the treatment of both Type II (non-insulin dependent) and Type I (insulin dependent) diabetes.

Neurology

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

Immunology

         The role of TKs in the generation and maintenance of the human immune system has been established by a number of researchers in different laboratories around the world. SUGEN has developed a number of immunology related assays which it is screening against its library of compounds and extracts. For example, ZAP-70, an intracellular TK, appears to be a primary regulator of the generation and function of the T-lymphocyte cell population of the immune system. This TK and other signal transduction molecules in the immune system represent potential drug discovery targets for identifying novel immunosuppressive and immuno-modulating drugs. The primary clinical indications that the Company is focusing on in immunology are immune suppression and acute inflamation.

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

         SUGEN's process of drug discovery includes the following steps, regardless of disease area: (1) target identification, using advanced genomics techniques and the Company's proprietary bioinformatics program; (2) target validation in relevant in vivo disease models; (3) whole cell or other assay design and target-driven
screening   of   compounds   for  leads;   and  (4)  lead   optimization   using
crystallography and computational chemistry. The Company's in-house research teams also work closely with NYU, MPI and MPP in target identification and target validation. In this case, the remaining steps of this process are conducted primarily by SUGEN or by its corporate partners.

Target Identification

         SUGEN's genomics efforts are focused exclusively on certain families of signal transduction genes, which make up approximately two percent of the entire human genome. These families include the TKs, TPs, STKs, adaptor molecules and certain other important molecules involved in cellular signalling. Within this specific area of focus, SUGEN identifies and defines the function of novel genes and their protein products, and in turn assesses their utility as targets for therapeutic intervention against diseases of interest to the Company.

         SUGEN believes that substantially the entire human genome will be sequenced within a few years, and most of that sequence data will be available on public databases or elsewhere. SUGEN's target identification effort, therefore, is focused on determining the function of novel genes. In this regard, SUGEN has made a strategic commitment to its bioinformatics platform, representing a bridge between abundant gene sequence data and disease-relevant discoveries.

         SUGEN's bioinformatics program starts with a physical repository of the approximately 200 known signal transduction genes in addition to other genes discovered by SUGEN but not published to date. SUGEN also has a proprietary panel of oligonucleotide primers capable of recognizing genes that are minimally related to genes already in the SUGEN library. All of this information is supported by an in-house massively parallel computer processing platform capable of approximately 68,000 million instructions per second (mips) throughput. Using sophisticated pattern recognition algorithms, SUGEN is able to rapidly mine the public databases looking for new sequence material of interest, for the complete sequences of gene fragments identified from cells of interest, for additional members of newly discovered families of signal transduction genes, or for human homologs of genes from lower organisms where genetic studies provide information pertinent to the function of the new human gene.

         SUGEN has developed a proprietary DNA array based hybridization technology called transcript imaging, for which the Company has filed for patent protection. This technology enables SUGEN researchers to rapidly obtain a comprehensive analysis of the expression level for all TKs and TPs in a small sample of cell or tissue. SUGEN's transcript imaging allows the Company to identify signalling pathways that play key roles in specific cell types and, more importantly, to compare diseased cells to healthy cells in order to determine where aberrant signalling may play a causative role in a disease. For example, if a particular signal transduction gene is heavily overexpressed in a significant proportion of samples of a specific tumor type, that gene becomes a potential candidate for target validation. If the gene can subsequently be validated as playing a causative role in these tumors, it may be adopted as a target for drug discovery. SUGEN believes that this technology also has the potential to become an important diagnostic tool, an opportunity which SUGEN may seek to pursue in partnership with an established diagnostics company or otherwise.

         Using both in-house bioinformatics and molecular biology capabilities, SUGEN and its collaborators have discovered more than 15 TKs, 15 TPs and 135 STKs for which the Company has filed or intends to file patent applications.

Target Validation

         A primary challenge in SUGEN's target-driven drug discovery is to progress as efficiently as possible from identifying a potential new target to verifying that a drug which specifically acts on that target could have a significant therapeutic benefit in the treatment of a given disease. Within this process, "target validation" is a crucial step before committing resources to assay development and screening for target-specific drug leads. The first step in validating a novel target usually involves developing a battery of proprietary reagents, including truncated or point-mutated genes, anti-sense constructs and antibodies. In the case of novel receptors, where the natural ligands and signalling substrates initially may be unknown, the Company employs a variety of advanced methods for identifying and cloning these molecules. Using these reagents, the Company then engineers cell lines in which it has clearly characterized the expression levels and activity of the target gene. These cell lines can then be used to establish in vitro and in vivo whether down-regulating the target will block the disease cascade. If so, the target is considered validated.

Assay Design/Screening

         From its inception, SUGEN has committed significant resources to building a strong assay development capability. The Company regards this capability as an important component of its proprietary position in the discovery and development of target-specific signal transduction inhibitor drugs. Assay quality is the most important determinant of any screening program's productivity. This becomes even more important in target-driven drug discovery. SUGEN primarily employs engineered whole cell assays rather than biochemical assays. A majority of SUGEN's assays are designed for high-throughput robotics screening, and its core assay technologies are broadly applicable to TKs, TPs and STKs and related signalling molecule targets.

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

         Natural Product Sources. SUGEN has gained access to commercial and non-commercial sources of natural products, including microbial, plant and fungal extracts. These sources represent an international collection network that provides substantial diversity of material, including extracts from Japan, China, Europe and North America. The Company is currently negotiating to gain access to additional sources of extracts from different parts of the world. The Company currently has over 16,000 natural product extracts available in-house for screening.

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

         SUGEN has recently added crystallographic analysis and computational chemistry to its drug discovery process. Work conducted in Dr. Schlessinger's laboratory at NYU, as well as with other collaborators, allows SUGEN scientists to elucidate how the Company's product candidates bind to the catalytic core of TKs and provides a basis for further directed synthetic chemistry efforts in lead optimization, potential development of second generation compounds and the development of novel inhibitors against new targets. In this regard, in a collaboration with ArQule, Inc. ("ArQule"), SUGEN used combinatorial chemistry technology closely coordinated with crystallography data to rapidly synthesize large numbers of analog compounds around SUGEN's lead compounds. The crystallographic analysis provides a rationale to identify novel chemical templates that may provide a cache of novel compounds with broad application to the inhibition of TKs and STKs.

         The Company believes that its ability to improve potency and specificity in the early stages of drug discovery process and pharmacologic features in the later stages of lead optimization may reduce the incidence and severity of side effects and thus may reduce the cost, time and risk associated with bringing potential products to market.

Preclinical Development

         Wherever possible, SUGEN's in vitro and animal models utilize tumor cell lines, reagents and techniques developed during target validation; therefore, the appropriateness of the model system is already known prior to drug testing. In addition, many other tools used during target validation are used again at this stage of testing. Typically, additional cell lines and animal models will need to be developed in order to enable the accurate assessment of a compound's target-specific activity in an in vivo environment.

Corporate and Clinical Development Collaborations

         The Company's approach to corporate partnering is different in cancer than it is in other disease areas. In the cancer field, SUGEN intends to build a vertically integrated oncology business in North America, with the objective of bringing to market a family of target-specific signal transduction inhibitors proprietary to SUGEN. To market its products effectively, the Company currently intends to build a focused U.S. sales force to target the major cancer treatment centers. The Company plans to seek additional corporate partners to fund product development and commercialize its products in Europe and Asia. While the Company generally intends to retain rights to its cancer programs in North America, SUGEN is funding a portion of its ongoing cancer research through a collaboration with Zeneca for the development of five undisclosed cancer targets. Pursuant to its agreement with Zeneca, the Company will have the opportunity to obtain profit participation rights in the North American market by contributing to clinical development costs as incurred and will receive milestone payments and royalties on worldwide sales. Outside of oncology, the Company's strategy is to seek corporate collaborations or joint ventures to which SUGEN contributes validated targets, screening technologies and drug leads while the partner provides the disease-specific and drug development expertise as well as marketing experience, in addition to providing funding to bring potential products to market. As part of this strategy, the Company entered into a collaboration with Allergan for angiogenesis inhibition in ophthalmic applications resulting from the Company's Flk-1/KDR TK antagonist program.

Zeneca Limited

         In January 1995, the Company established a research collaboration with Zeneca. In this collaboration, Zeneca and the Company seek to discover and develop novel small molecule signal transduction inhibitors that address certain substantial oncology markets. The collaboration covers five undisclosed cancer programs, but excludes all programs upon which the Company is currently building its own cancer business. The two companies have agreed upon specific programs to be included initially in the collaboration, with Zeneca supporting SUGEN's work on these programs for an initial term of five years. SUGEN performs target identification, target validation, assay development and screening for initial leads, while Zeneca scientists concentrate on lead identification and optimization and preclinical and clinical development activities. Zeneca will market collaboration products worldwide. SUGEN has also granted Zeneca a right of first negotiation to expand this collaboration in order to encompass additional SUGEN cancer research projects, but has specifically excluded the cancer related projects that SUGEN already has in development.

         Under the terms of the agreement, Zeneca purchased 789,141 shares of Common Stock at a price of $15.84 per share. This $12.5 million equity investment, combined with Zeneca's $7.5 million participation in SUGEN's October 1994 initial public offering, increased Zeneca's ownership in the Company to approximately 20%. Zeneca has committed not to increase its holdings above this level without the approval of SUGEN's Board of Directors. Zeneca participated in the Company's September 1995, October 1996 and November 1997 financings, purchasing an additional 281,875, 509,000 and 456,000 shares, respectively, of Common Stock in order to maintain its ownership position. To date, Zeneca has invested approximately $36.8 million in the Company's Common Stock.

         In addition to its equity purchases and annual research funding, Zeneca paid a $5.0 million technology set-up fee to SUGEN, and will make milestone payments (which may be offset against royalties over time) tied to the progress of compounds in the collaboration, and royalties on worldwide sales of any collaboration products. SUGEN will also have the right to contribute to clinical development costs on each program, thereby earning participation in the North American profits from successful products coming out of such programs over and above its royalty entitlement. Apart from this option, Zeneca will be responsible for all development expenses. If a third party acquires 35% or more of SUGEN's voting stock, Zeneca may terminate the collaboration agreement but retain exclusive royalty-bearing license rights to any collaboration products for which IND filing preparations are complete and a separate license agreement has been executed. There can be no assurance that this collaboration will result in any milestones being achieved or any products being successfully developed.

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

National Cancer Institute

         In April 1996, the Company entered into a Collaborative Research and Development Agreement ("CRADA") with the National Cancer Institute (the "NCI") for the application of SUGEN's proprietary transcript imaging technology in order to identify the differences in expression patterns of signal transduction genes that characterize each of the sixty tumor cell lines which constitute the NCI's screening panel. Following this transcript imaging analysis of the panel, the results will be correlated to the data generated over several decades at the NCI from the screening each year of many thousands of compounds and natural extracts against the panel. Interesting lead compounds from the NCI's open repository collection will be tested in SUGEN's target-specific signal transduction assays, and lead compounds from SUGEN will also be tested against the NCI panel. SUGEN will have the option to license discoveries made through this process for adoption into SUGEN's drug discovery programs.

ASTA Medica Aktiengesellschaft

         In December 1995, SUGEN and ASTA Medica entered into a collaboration to research, develop, manufacture, market and distribute potential oncology products based upon the Company's Pan-Her antagonist and Raf antagonist programs. Under the terms of the collaboration, ASTA Medica will undertake the medicinal chemistry and pharmaceutical development work on SUGEN's drug candidates, and will perform preclinical and clinical development in Europe in accordance with FDA standards. ASTA Medica paid SUGEN a $4.0 million technology set-up fee and is providing additional consideration in the form of services provided by ASTA Medica pursuant to the collaboration but on non-collaboration programs. Additionally, ASTA Medica purchased $9.0 million of Common Stock at a price of $20.88 per share. In January 1998, SUGEN and ASTA Medica proceeded into clinical development with their Pan-Her cancer program, marking the first milestone in SUGEN's collaborations with ASTA Medica. ASTA Medica exercised its option to satisfy its milestone obligation by the purchase of $500,000 of SUGEN common stock at a price of approximately $26.79 per share of which the premium above fair market value was recorded as revenue. In due course, SUGEN may receive additional milestone payments in the two programs if they are successful. The agreement provides for ASTA Medica to receive exclusive marketing rights to collaboration products in Greater Europe (including countries and territories located in the former Soviet Union) and South America, subject to an obligation to pay royalties on net sales in such territories to SUGEN. ASTA Medica also has the right of first offer to manufacture product to be sold in SUGEN territories. SUGEN retains marketing rights in the rest of the world, subject to a royalty payable to ASTA Medica in most circumstances.

         ASTA Medica is an international pharmaceutical company headquartered in Germany. The Company's research and development is focused on cancer, respiratory diseases/allergies and disorders of the central nervous system/epilepsy. The company is owned by Degussa, a German company active in the fields of chemicals, health and nutrition, as well as banking and precious metals.

Allergan

         In October 1996, SUGEN entered into a collaboration with Allergan to identify, develop and commercialize novel angiogenesis inhibitors for the treatment of ophthalmic diseases. The collaboration aims to establish a comprehensive effort to identify and validate signal transduction targets for choroidal and retinal neovascularization. Allergan is the exclusive corporate partner for SUGEN in ocular diseases of neovascularization and has exclusive rights to all ophthalmic uses of collaboration products and collaboration know-how worldwide. In return, Allergan paid SUGEN a $2.0 million initial fee for past research services and is funding collaboration research and drug discovery at SUGEN for at least three years. Allergan initially purchased $4.0 million of Common Stock at $20.88 per share and purchased an additional 250,000 shares of Common Stock at $12.00 per share in SUGEN's October 1996 follow-on offering. SUGEN will also receive payments upon achievement of certain milestones and royalties with respect to worldwide sales of collaboration products. In addition, SUGEN will have the right to contribute to clinical development costs on each program, thereby earning participation in the North American and European profits from successful products coming out of such programs over and above its royalty entitlement. Apart from this option, Allergan will be responsible for all development expenses.

Research Collaborations

         SUGEN's scientific founders are Dr. Joseph Schlessinger, Chairman of the Department of Pharmacology at NYU, and Dr. Axel Ullrich, Director of the Department of Molecular Biology at MPI in Martinsried, Germany. In the fall of 1991, the Company entered into research collaboration agreements with both institutions. More recently the Company has established additional research collaborations relating to TPs, TKs and STKs identification and screening areas.

New York University Medical Center

         In September 1991, SUGEN entered into a research and license agreement with NYU granting the Company an exclusive worldwide license to the commercial uses of TK, TP and STK technology being developed at NYU under the leadership of Dr. Schlessinger. The research program being conducted at NYU centers on an investigation of the mechanisms underlying the action of TKs, TPs and STKs and their physiological role, as well as identifying, isolating and cloning new TKs, TPs and STKs and the components of the signal transduction pathways emanating from these proteins. The research program is scheduled to expire in 2001. SUGEN's license to technology developed before or during the research program will survive indefinitely unless NYU terminates the agreement upon insolvency of the Company or due to a material breach by the Company. Upon such termination of the agreement, NYU will continue to own the rights to the technology it has developed under the agreement. The Company is obligated to pay royalties to NYU on sales of any SUGEN products for which an IND is filed within four years of the end of the NYU research period except for certain in-licensed products. As part of this arrangement, NYU purchased 200,000 shares of SUGEN Common Stock at the Company's formation.

Max-Planck Society

         SUGEN has formed research collaborations with two institutes of the MPS in Germany. These collaborations include licenses from Garching Innovation GmbH ("Garching"), the licensing arm of MPS.

         Max-Planck-Institut fur Biochemie. The Company entered into a research and license agreement with MPI and Garching which expired in August 1997 but is expected to be extended in modified form. This agreement grants SUGEN an exclusive worldwide license to the commercial uses of TK and TP technology being developed at MPI under the leadership of Dr. Ullrich. The scope of the research program includes identification, isolation and cloning of novel receptor TKs and TPs, characterization of signal transduction pathway components and investigation of the normal biological role of these proteins as well as their role in disease. SUGEN's license to technology developed before or during the research program will survive indefinitely unless MPI terminates the agreement upon insolvency of the Company or due to a material breach by the Company. Upon such termination of the agreement, MPI will continue to own the rights to the technology it has developed under the agreement. The Company is obligated to pay royalties on sales of any products using this technology. As part of this arrangement, MPS currently owns 200,000 shares of SUGEN Common Stock purchased at the Company's formation.

         Max-Planck-Institut fur Physiologische und Klinische Forschung. In October 1993, SUGEN entered into an agreement with MPP and Garching to support the work of Dr. Werner Risau, a leading researcher in the area of angiogenesis. This agreement grants SUGEN the exclusive worldwide right to commercialize Dr. Risau's research on the inhibition of angiogenesis, vasculogenesis, vascular permeability, chemotaxis and neurite outgrowth. This research collaboration will terminate in October 1999. SUGEN's license to technology developed before or during the research program will survive indefinitely unless MPP terminates the agreement upon insolvency of the Company or due to a material breach by the Company. Upon termination of the agreement, MPP will own the rights to the technology it has developed under the agreement. The Company is obligated to pay royalties on sales of any products embodying this technology.

ArQule

         In September 1996, SUGEN entered into a collaboration agreement with ArQule to develop a proprietary collection of compounds designed to target binding sites common to many signal transduction molecules found in cell-signalling pathways. SUGEN provided lead chemical structures and new chemical structure scaffolds which enabled ArQule to use its Directed Array combinatorial synthesis technologies to build a novel collection of compounds with potentially broad applications for the pharmaceutical industry. The research program expired in September 1997. SUGEN retains exclusive rights to this collection with respect to TK and STK targets, subject to certain payments and royalties to ArQule. ArQule retains responsibility for commercializing the collection for targets in other areas, subject to royalty-sharing arrangements with SUGEN.

Other Sources of Materials for Screening

         The Company has entered into a number of agreements designed to obtain novel biochemical and biological compounds and extracts for screening in its proprietary assay systems. These agreements cover a broad range of chemical entities from sources across the world. SUGEN also has an agreement with Panlabs, Inc. of Bothell, Washington for the supply of microbial and fungal extracts and the isolation and identification of active components from these extracts. The original agreement was entered into in March 1993 and is renewable for successive one year periods. The agreement most recently was amended in early 1997, under which Panlabs will supply the Company with a significant number of extracts from which the Company can select a portion to be designated as "selected organisms." SUGEN will own all rights to the selected organisms and the active compounds produced by them, including any derivatives. Panlabs is supplying other companies with similar extracts under similar conditions. In June 1995, SUGEN and Toyama Prefectural University of Tokyo initiated a collaboration to discover new drugs for the treatment of cancer and other diseases by inhibiting TKs and TPs and related molecules. A research team headed by Professor Toshikazu Oki in the University's Biotechnology Research Center is providing to SUGEN compounds from Toyama's microbial strain libraries for testing of potential biological activity. In July 1996, SUGEN and the Institutes of Botany and Microbiology of the Chinese Academy of Sciences initiated exclusive collaborations to discover novel signal transduction inhibitor candidates and pharmacophores. The Institute of Botany and the Institute of Microbiology have provided to SUGEN extracts from the Institutes' plant and microbial collections for testing of potential biological activity against SUGEN's signal transduction targets. Other SUGEN compound sources include natural product libraries from around the globe, including microbial, fungal and plant extracts, as well as additional sources of small organic compounds.

Patents and Proprietary Technology

         The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. Patent matters in biotechnology, and in particular with respect to receptors as screening tools and/or the DNA encoding them, are highly uncertain and involve complex legal and factual questions. Accordingly, the availability of and breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. As of December 31, 1997, SUGEN held exclusive rights to at least 16 issued U.S. patents, had exclusive rights to at least 15 U.S. patent applications  for which  notices of allowance had been  received,  and had filed and/or held exclusive licenses to approximately 120 United States patent applications, as well as related foreign patent applications. In December 1997, the Company received two U.S. patents relating to methods of using SU101. The Company also has received a patent relating to formulations comprising SU101. There can be no assurance that the Company will develop products or processes that are patentable, that patents will issue from any of the pending applications, or that claims allowed will be sufficient to protect the Company's technology. There can be no assurance that the Company's patents, if issued, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to the Company. Competitors have been issued patents, may have filed applications or may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company or which could block the Company's efforts to obtain patents.

         A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the field of TKs, TPs and STKs and related downstream signalling molecules. The commercial success of the Company will depend in part on SUGEN not infringing patents issued to competitors and not breaching the technology licenses upon which any Company products are based. The Company in the past has been, and from time to time in the future may be, notified of claims that the Company may be infringing patents or other intellectual property rights owned by third parties. Certain patent applications or patents of the Company's competitors may conflict with the Company's patents and patent applications, and SUGEN is aware that other companies have filed patent applications and have been granted patents in the United States and other countries claiming subject matter potentially useful or necessary to the Company. Such conflicts could result in a significant reduction in the scope of the coverage of the Company's issued or licensed patents. In addition, if patents are issued to other companies which contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, the Company might be prevented from pursuing the development of certain of its potential products. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on the Company. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued or licensed to the Company or to determine the scope and validity of third-party proprietary rights. There can be no assurance that the Company's issued or licensed patents would be held valid by a court of competent jurisdiction. Even if the outcome of such litigation is favorable, the cost of such litigation and the diversion of the Company's management resources during such litigation could have a material adverse effect on the Company. An adverse outcome could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company. If competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. Indeed, the Company has several such interferences pending. When patents issue in certain areas such as Japan and the European community, third parties can oppose such issuance. Should the relevant patent office institute a proceeding termed an opposition, the Company may decide to defend its patent. There can be no assurance that the Company will be successful or that the patent office will not revoke the patent or alter the scope of protection previously granted.

         SU101, a compound generally known by the name leflunomide, is a member of the isoxazole family of compounds. Leflunomide was discovered more than 17 years ago. A large pharmaceutical company holds a number of United States and foreign patents and has filed applications in the United States and abroad covering compositions of matter and pharmaceutical uses of leflunomide and structurally related compounds. As noted above, SUGEN has received two U.S. patents containing claims relating to the use of SU101 in treating certain PDGF TK related cancers and tumors. While the Company believes at this time that it will receive method of use patent protection outside the United States on SU101, there can be no assurance that any such patent protection will be issued. SUGEN believes its research and development and its clinical trials with SU101 in the United States are protected from claims of infringement of the United States patents because such activities are being conducted solely for uses reasonably related to development and submission of information to the FDA for regulatory approval. Similar protection may not be available outside the United States. Although the Company cannot predict whether or when SU101 will be approved by the FDA for marketing in the United States, it believes that certain of the pharmaceutical company's patents in the United States may have expired when marketing does begin and that the remaining U.S. patents are either invalid or will not be infringed by the manufacture and sale of SU101 in the United States. However, the Company has learned that additional patents have issued in the United States to the pharmaceutical company covering the use of leflunomide and structurally related compounds for the treatment of named cancers. The Company presently does not know if commercialization of SU101 will infringe these additional patents but believes that the additional patents may be subject to claims of invalidity as they relate to SU101. If the additional patents were determined to be valid with respect to SU101, the Company may be required to obtain a license from the pharmaceutical company in order to manufacture and sell SU101 in the United States. There can be no assurance that SU101 will not infringe the recently issued patents, that the term of the pharmaceutical company's other existing patents will not be extended, that the claims of the pharmaceutical company's pending patent applications will not be modified prior to issuance so as to enhance their validity or scope, or that a court will agree with the Company's beliefs regarding invalidity and non-infringement of the patents. To date, the pharmaceutical company has not threatened or commenced legal proceedings against the Company concerning possible patent infringement. There can be no assurance that the pharmaceutical company in the future will not assert claims against SUGEN or that the Company could reach agreement with the pharmaceutical company for a license for SU101 upon favorable terms or at all, if required. The inability of the Company to resolve this matter on favorable terms or at all could have a material adverse effect on the Company. In any event, the assertion of any such claims, even if resolved favorably to the Company, could result in substantial costs to the Company.

         The Company plans to commercialize SU101 in the major markets outside the United States either through affiliates or through licensees, and anticipates receiving similar patent protection in Europe and Japan to its Unites States position. The scope, term and validity of the pharmaceutical company's patent protection outside the United States is different than the situation in the United States, and the Company's ability to manufacture and sell SU101 outside the United States may be adversely impacted by this patent protection.

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

Competition

         SUGEN is engaged in a rapidly changing field. Other products and therapies that will compete directly with the products that the Company is seeking to develop and market currently exist or are being developed. Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Most of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting preclinical studies and clinical trials, obtaining regulatory approvals and marketing than the Company. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded research and development programs. For example, monoclonal antibodies targeting Her2, including one developed by Dr. Ullrich, are currently in clinical trials by others for certain cancers. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. Competition may also arise from companies pursuing differing technological approaches to cancers and other disease indications targeted by the Company's product candidates. In addition to the above factors, SUGEN will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is intense competition for access to and use of libraries of compounds to use for screening and any inability of the Company to maintain access to sufficiently broad libraries of compounds for screening potential targets would have a material adverse effect on the Company. There is no assurance that the Company's competitors will not develop more effective or more affordable products, compete more effectively for corporate partnerships or achieve earlier patent protection or product commercialization than the Company.

Government Regulation

         The Company's ongoing research and development activities and the manufacturing and marketing of the Company's potential products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Failure to comply with applicable FDA or other applicable regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory action against the Company or its potential products.

         Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical studies and clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. The Company is focusing its initial development efforts related to SU101 for the treatment of malignant glioma and selected other solid tumor patient populations with very poor prognosis. Given the poor prognoses for these patients, the Company believes that FDA approval could potentially be obtained based on smaller-scale clinical trials than are typically required for approval of NDAs. There can be no assurance, however, that the Company will be able to rely on smaller-scale clinical trials to expedite the commercialization of SU101 for these patient populations.

         Preclinical studies must be conducted in conformance with the FDA's GLP regulations. Before commencing clinical trials, the Company must submit to and receive approval from the FDA of an IND. There can be no assurance that submission of an IND would result in FDA authorization to commence clinical trials. Clinical trials must meet requirements for institutional review board oversight, informed consent and good clinical practice requirements and is subject to continuing FDA oversight. The Company does not have extensive experience in conducting and managing the clinical testing necessary to obtain regulatory approval. Clinical trials may require large numbers of test subjects. Furthermore, the Company or the FDA may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of the trials.

         Before receiving FDA clearance to market a product, the Company will have to demonstrate that the product is safe and effective on the patient population that will be treated. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations which could delay, limit or prevent regulatory clearances. In addition, delays or rejections may be encountered based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. Similar delays also may be encountered in foreign countries. There can be no assurance that even after such time and expenditures regulatory clearance will be obtained for any products developed by the Company. If regulatory clearance of a product is granted, such clearance will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies.
Marketing  or  promoting  a drug for an  unapproved  indication  is  prohibited.
Furthermore, clearance may entail ongoing requirements for postmarketing studies. Even if such regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. There can be no assurance that any compound developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

         Manufacturers of drugs and biologics also are required to comply with the applicable FDA good manufacturing practice ("GMP") regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA, including unannounced inspection, and must be licensed before they can be used in commercial manufacturing of the Company's products. There can be no assurance that the Company or its suppliers will be able to comply with the applicable GMP regulations and other FDA regulatory requirements. Such failure could have a material adverse effect on the Company.

         The Company may elect to seek approval of SU101 under the Clinton-Kessler Cancer Initiative. Significant uncertainty exists as to the extent to which such initiative will result in accelerated review and approval. Further, the FDA has not made available comprehensive guidelines with respect to this initiative, retains considerable discretion to determine eligibility for accelerated review and approval and is not bound by discussions that an applicant may have had with FDA staff. Accordingly, the FDA could employ such discretion to deny eligibility of SU101 as a candidate for accelerated review or to require additional clinical trials or other information before approving SU101. A determination that SU101 is not eligible for accelerated review or delays and additional expenses associated with generating a response to any such request for additional trials could have a material adverse effect on the Company.

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

Manufacturing

         The Company has no manufacturing facilities and relies on other manufacturers to produce its compounds for research and development, preclinical studies and clinical trials. The products under development by the Company have never been manufactured for large-scale clinical trials or commercial purposes, and there can be no assurance that such products can be manufactured at a cost or in quantities necessary for large-scale clinical trials or to make them commercially viable. Any change in the Company's existing relationships with, or interruption in supply from, its manufacturers of the compounds used in its clinical trials could affect adversely the Company's ability to complete its ongoing clinical trials and to market its product candidates, if approved. Any such change or interruption may have a material adverse effect on the Company. In the event of a change in the supplier of a compound used in its clinical trials, the Company would be required to collect data from its ongoing clinical trials with respect to a compound and file such data with the FDA to establish clinical comparability between the compound as produced by different suppliers. There can be no assurance that the Company would be able to establish such clinical comparability. A failure to establish clinical comparability could lead to a requirement that the Company enlarge the size of an ongoing clinical trial, which would delay the completion of such trial, increase its cost and potentially delay the Company's pursuit of regulatory approval for a product candidate. If the Company were unable to contract for a sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical studies and clinical trial schedule would be delayed, resulting in delay in the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which could have a material adverse effect on the Company. Moreover, contract manufacturers that the Company may use must adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

Employees

         As of December 31, 1997, the Company had 189 full-time employees, including a technical scientific staff of 138. The Company places an emphasis on obtaining the highest available quality of staff. The Company has selected and assembled a group of experienced scientists and managers with skills in a wide variety of disciplines, including molecular biology, chemistry and pharmaceutical development. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are covered by collective bargaining arrangements, and management considers relations with its employees to be good.

Item 2.         PROPERTIES

         SUGEN currently leases approximately 60,000 square feet of laboratory and office space in Redwood City, California. The Company leases this space under operating leases which last through November and December 1998. Approximately 48,000 square feet of the laboratory and office space currently under lease have three- and five-year renewal options at the end of the leases.

         In June 1997, the Company entered into a build-to-suit facility lease agreement with respect to a new research and headquarters facilities of approximately 106,000 square feet on a site in South San Francisco, California. Construction of the new facility is targeted for completion during the fourth quarter of 1998, which coincides with the expiration of the Company's current facility leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the build-to-suit facility, in addition to its options for additional space at the South San Francisco site, will be sufficient to meet its needs for the next several years. There can be no assurances, however, that such space will be available on favorable terms, if at all.


Item 3.         LEGAL PROCEEDINGS

SUGEN is not a party to any material legal proceedings.


Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since the Company's initial public offering of its common stock in October 1994, the Company's Common Stock has traded on the Nasdaq Stock Market under the symbol SUGN. The following table lists the high and low sales prices for the Company's Common Stock for each quarter of fiscal year 1997 and 1996. These prices do not include retail markups, markdowns or commissions.

                                     -----------------------------------
                                               High               Low
------------------------------------------------------------------------
1997
Fourth Quarter                           $     21.13         $     12.63
Third Quarter                                  20.94               11.88
Second Quarter                                 13.25               10.00
First Quarter                                  15.25                9.88
------------------------------------------------------------------------
1996
Fourth Quarter                                 14.50               11.25
Third Quarter                                  12.75                9.38
Second Quarter                                 15.25               11.25
First Quarter                            $     15.88         $     11.75
------------------------------------------------------------------------


         As of March 13, 1998 there were approximately 229 holders of record of the Company's Common Stock. On March 13, 1998, the last sale price reported on the Nasdaq National Market System for the Company's Common Stock was $14.50 per share.

         The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

Item 6.          SELECTED FINANCIAL DATA

Statement of Operations Data:
(in thousands, except per share data)

                                                                                  Year Ended December 31,
                                                           ------------------------------------------------------------------------
                                                             1997            1996            1995           1994             1993
                                                           --------        --------        --------        --------        --------
Contract revenue (1)                                       $  6,031        $ 13,650        $ 13,843        $  6,270        $  5,470
Costs and expenses:
        Research and development                             34,585          29,792          23,226          17,079          10,251
        General and administrative                            6,227           5,529           5,086           3,106           2,169
                                                           --------        --------        --------        --------        --------
             Total costs and expenses                        40,812          35,321          28,312          20,185          12,420
                                                           --------        --------        --------        --------        --------
Operating loss                                              (34,781)        (21,671)        (14,469)        (13,915)         (6,950)
Other income and expense:
        Interest income                                       2,786           2,481           1,988             529             339
        Interest expense                                     (1,065)           (691)           (494)           (278)            (56)
        Gain on sale of investment
           in Selectide Corporation                            --              --             1,006            --              --
                                                           --------        --------        --------        --------        --------
             Other income, net                                1,721           1,790           2,500             251             283
                                                           --------        --------        --------        --------        --------
Net loss                                                   $(33,060)       $(19,881)       $(11,969)       $(13,664)       $ (6,667)
                                                           ========        ========        ========        ========        ========

Basic and diluted net loss per share (2)                   $  (2.47)       $  (1.81)       $  (1.32)       $  (4.37)       $  (4.84)
                                                           ========        ========        ========        ========        ========

Shares used in computing basic and diluted
        net loss per share (2)                               13,387          10,966           9,085           3,129           1,378
                                                           ========        ========        ========        ========        ========

Pro forma net loss per share (3)                                                                           $  (2.27)       $  (1.49)
                                                                                                           ========        ========

Shares used in computing pro forma net loss per share (3)                                                     6,013           4,485
                                                                                                           ========        ========


Balance Sheet Data:
(in thousands)
                                                                                           December 31,
                                                               --------------------------------------------------------------------
                                                                 1997           1996           1995           1994           1993
                                                               --------       --------       --------       --------       --------
Cash, cash equivalents and
        short-term investments                                 $ 75,295       $ 56,334       $ 53,253       $ 22,414       $ 16,984
Total assets                                                   $ 84,825       $ 61,936       $ 59,243       $ 28,455       $ 20,812
Senior custom convertible notes                                $ 17,500       $   --         $   --         $   --         $   --
Capital lease obligations - non-current portion                $  3,152       $  2,938       $  3,651       $  2,087       $    441
Accumulated deficit                                            $(90,988)      $(57,997)      $(37,964)      $(26,270)      $(12,451)
Stockholders' equity                                           $ 49,013       $ 48,530       $ 43,441       $ 18,319       $ 13,230

(1)  Includes amounts from related party.
(2) Basic and diluted loss per share for 1994 and 1993 have been retroactively restated to apply the requirements of Staff Accounting Bulletin No. 98 ("SAB 98"), issued by the SEC in February 1998. Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletin's Nos. 55, 64 and 83 are now excluded from the computation.
(3) Pro forma net loss per share information gives effect to the conversion of all preferred stock outstanding from the date of issuance.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed under "Liquidity & Capital Resources" below as well as those discussed elsewhere herein.

Overview

         SUGEN was founded in July 1991 to discover and develop new classes of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are involved in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. The Company's most advanced product candidate is SU101, a PDGF TK signalling antagonist. The Company has completed the data analysis on a Phase II clinical trial for use of SU101 as a treatment for refractory malignant glioma and initiated a Phase III clinical trial during the first quarter of 1998. A Phase II study of SU101 in combination with BCNU, the chemotherapy drug that is part of the standard treatment regimen in newly diagnosed brain cancer patients and a Phase II study in hormone refractory prostate cancer was initiated during the second half of 1997. To date, approximately 158 patients, including patients with brain, ovarian, prostate and non-small cell lung cancers, have been treated with SU101 in nine Company-sponsored clinical trials. The Company is also conducting its initial Phase I clinical trial for its second cancer product candidate, SU5416, a Flk-1/KDR TK antagonist which inhibits angiogenesis (the process by which blood vessels are formed). In addition, the Company is conducting a Phase I clinical trial for SU5271, an EGF antagonist, for the treatment of psoriasis. Through December 31, 1997, substantially all of the Company's revenue has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), ASTA Medica Aktiengesellschaft ("ASTA Medica"), Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., and Allergan, Inc. (collectively "Allergan") and Amgen Inc. ("Amgen"). The Company intends to pursue its drug discovery programs independently and in collaboration with established pharmaceutical companies.

         In September 1997, the Company completed a private placement of $17.5 million principal amount of 5% Senior Custom Convertible Notes due 2000. The net proceeds to the Company were approximately $16.3 million.

         In November 1997, the Company completed a follow-on offering of 2,000,000 shares of Common Stock at a price of $16.00 per share. The net proceeds to the Company were approximately $29.7 million. Zeneca purchased 456,000 shares of Common Stock in the offering.

         The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of preclinical and clinical development activities as more of its proprietary cancer-related programs progress toward and into the clinic. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1997, the Company's accumulated deficit was $91.0 million.

Results of Operations

         The Company's revenues for the years ended December 31, 1997, 1996, and 1995 were $6.0 million, $13.7 million, and $13.8 million, respectively. Revenues for the year ended December 31, 1997 included contract revenue from the Allergan and Zeneca collaborations and contract & services revenue earned under the ASTA Medica collaboration for services provided by ASTA Medica pursuant to the collaboration but on non-collaboration programs. In 1998, the Company expects to fully utilize the remaining available credit for contract services provided by ASTA Medica and thereafter will only recognize revenue under the ASTA Medica collaboration upon the achievement of specified milestones. The Company is actively pursuing additional collaborations, but no assurance can be given as to the ability of the Company to enter such collaborations on a timely basis, or at all.

         Revenues for 1996 included an up-front fee and contract revenue from the Allergan collaboration, contract revenue from the Zeneca collaboration, the recognition of the balance of the $4.0 million technology set-up fee received in connection with the ASTA Medica collaboration and the $4.3 million wind-down fee associated with the Amgen termination. The Company recognizes revenues from set-up and wind-down fees as the related activities are performed, which is generally over a twelve-month period or less. The decrease in 1997 revenues from 1996 was due to the recognition of set-up and wind-down fees from the Allergan, ASTA Medica and Amgen collaborations in 1996. No such fees were recognized in 1997.

         Research and development expenses for the years ended December 31, 1997, 1996 and 1995 were $34.6 million, $29.8 million and $23.2 million, respectively. The increase during 1997 was primarily due to higher personnel related costs associated with the expansion of the Company's research and development programs. In addition, the progression of clinical activities, including expanded Phase I and Phase II studies of the Company's lead anti-cancer compound, SU101, initiation of Phase I studies of the Company's psoriasis program, SU5271, and Phase I studies of the Company's second cancer product candidate, SU5416, contributed to higher expenses during 1997. Further, the advancement of multiple programs through preclinical development, including activities associated with the Company's June 1997 filing of an Investigational New Drug ("IND") with the U.S. Food and Drug Administration ("FDA") for the clinical testing of SU5416, led to higher expenses in 1997. The increase during 1996 was driven by expenses associated with additional personnel dedicated to the Company's research and development programs. In addition, the progression of clinical activities, including expanded Phase I studies of SU101, contributed to the growth in 1996 expenses. The Company expects that its research and development expenses will continue to grow in future years due to the hiring of personnel, additional preclinical studies, the progression of SU101 and SU5416 clinical trials, the initiation of new clinical trials on additional drug candidates and pursuant to requirements under the Company's anticipated future collaborations.

         General and administrative expenses for the years ended December 31, 1997, 1996 and 1995 were $6.2 million, $5.5 million, and $5.1 million, respectively. The increase in 1997 was primarily due to higher headcount related costs as well as additional expenses in the areas of investor relations and business development. The increase in 1996 was primarily due to increased administrative staffing, the related recruiting and relocation expenses and costs associated with the resignation of an officer. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's expanding research and development efforts.

         Interest income for the years ended December 31, 1997, 1996, and 1995 was $2.8 million, $2.5 million, and $2.0 million, respectively. These increases were due to higher investment balances arising primarily from issuances of the Company's capital stock and convertible debt. Interest expense for the years ended December 31, 1997, 1996 and 1995 was $1.1 million, $691,000, and $494,000, respectively. These increases were primarily due to the Company's continued use of capital lease financing for equipment and property improvements related to the expansion of its facilities. The Company expects that interest expense will continue to increase in future years due to the continued use of capital lease financing for equipment and facility improvements and the added expense related to the issuance of senior custom convertible notes in September 1997, provided the debt is not converted. A $1.0 million gain on the sale of the Company's investment in Selectide was included in other income during the year ended December 31, 1995.

         The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change in ownership" as described in Section 382 of the Internal Revenue Code. Such a change in ownership may have arisen as a result of the Company's initial public offering or subsequent sales of securities.

Liquidity and Capital Resources

         At December 31, 1997, the Company had cash, cash equivalents and short-term investments of approximately $75.3 million compared with approximately $56.3 million at December 31, 1996. The increase in cash and investments during the year ended December 31, 1997 was primarily due to the $31.2 million in net proceeds from the issuance of Common Stock, $16.3 million in net proceeds received in connection with the issuance of senior custom convertible notes in September 1997, partially offset by the net loss for the year.

         Through December 31, 1997, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, placements of the Company's Preferred and Common Stock and senior custom convertible notes, and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with ASTA Medica, Zeneca and Allergan, its cash, cash equivalents and short-term investments and capital lease financing. The Company has combined capital lease lines of $6.4 million available for the purchase of equipment and facility improvements at December 31, 1997, including the $5.0 million additional lease line secured in November 1997.

         The Company has entered into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments. Under these programs, commitments for external research funding are approximately $1.7 million, $1.6 million, $1.4 million and $1.1 million in 1998, 1999, 2000 and 2001, respectively. Most of these commitments are cancelable within a three-to-six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation. The Company anticipates renewing certain contracts that expired in 1997 which will increase future commitments beyond the levels indicated above for 1998 through 2001.

         From time to time, the Company evaluates potential investments in complementary businesses, products or technologies. Currently, the Company is considering modest investments in such complementary businesses during 1998. The Company has no other present undertakings, commitments or agreements with respect to investments in other businesses.

         Net additions of equipment and leasehold improvements for the years ended December 31, 1997, 1996, and 1995 were $3.2 million, $1.7 million and $2.6 million, respectively, which included $1.4 million, $1.3 million and $2.6 million, respectively, of equipment and leasehold improvements financed through the Company's master lease agreements. In general, additions for 1997, 1996 and 1995 included facility expansion costs, the continued enhancement of the Company's laboratory capabilities and the costs associated with the Company's ongoing effort to maintain an up-to-date technology base. Additions in 1997 and 1996 also included the purchase of a mass spectrometer and a significant investment in computer hardware and software to support the Company's genomics and bioinformatics programs, respectively. Under these capital leases and certain operating lease arrangements, including the build-to-suit lease agreement, the Company has lease commitments of $20.0 million through 2002. The Company intends to fund future capital expenditures principally through lease financing or other debt arrangements, although there can be no assurance that such financing will be available. The Company expects that its capital additions for 1998 will be higher than that of the prior year primarily due to anticipated facility improvements in connection with the build-to-suit facility lease agreement which was entered into in June 1997. Construction of the new facility is targeted for completion during the fourth quarter of 1998, which coincides with the expiration of the Company's current facility leases. Although the Company has not expended significant amounts to date, the Company expects to invest in facility improvements and incur move related costs during 1998 as it approaches building completion. Accordingly, it is expected that the Company's capital lease obligations and related interest expense, as well as its depreciation expense, will increase in future periods. See "Properties."

         The Company estimates that its existing capital resources together with facility and equipment financing, expected revenues from current collaborations and net income from investment activities, will be sufficient to fund its planned operations into 2000. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material adverse effect on the Company.

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Company has reviewed its existing software programs for year 2000 compliance and believes that all of its internal application systems are currently in compliance. The Company plans to initiate formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The project is estimated to be completed early 1999, which is prior to any anticipated impact on its operations. The Company does not expect the costs of year 2000 compliance to have a material impact on the Company's financial results. However, there can be no assurance that all third parties, including clinical trial sites, with whom the Company works will achieve year 2000 compliance on a timely basis for systems related to their interactions with the Company, or that failure to achieve year 2000 compliance by such entities will not have a material adverse effect on the Company.

         The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date three drug candidates (SU101, SU5271 and SU5416) have entered clinical trials. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, even if they are developed successfully and proven to be safe and effective. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. Substantially all of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. Many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including uncertainties regarding protection of patents and proprietary rights, government regulation, competition, employee issues, manufacturing uncertainties, the Company's lack of sales and marketing capabilities, uncertainty of market acceptance of the Company's products, and uncertainties regarding pharmaceutical pricing and reimbursement.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report beginning on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Glenn S. Utt, Jr. resigned from the Company's Board of Directors effective January 5, 1998 for personal reasons. The Company is retaining Mr. Utt's services as a consultant to the Chairman at least until December 31, 1998.

         The information required by this item is incorporated by reference from the information under the captions "ELECTION OF DIRECTORS" and "MANAGEMENT" contained in the Company's definitive proxy statement to be filed no later than April 30, 1998 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held May 20, 1998 (the "Proxy Statement").

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

                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

     1.  Financial Statements                                                                  Page
                                                                                               ----
     The  following  financial  statements  of SUGEN,  Inc.  are  included  in a separate section of this report:

         Balance Sheets at December 31, 1997 and 1996                                           F-3

         Statements of Operations for each of the three years in the period
           ended December 31, 1997                                                              F-4

         Statement of Stockholders' Equity for each of the three years in the
           period ended December 31, 1997                                                       F-5

         Statements of Cash Flows for the three years in the period
           ended December 31, 1997                                                              F-6

         Notes to Financial Statements                                                          F-7

     2.  Financial Statement Schedules

     All schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

     3.  Exhibits

  Exhibit
   Number         Exhibit
   ------         -------
    3.1           Restated  Certificate  of  Incorporation,  filed  February 23,
                  1995. (2)
    3(ii).2       Bylaws of the Registrant. (1)
    3.3           Certificate of  Designation  of Series A Junior  Participating
                  Preferred Stock of the Registrant. (5)
    4.1           Reference is made to Exhibits 3.1 through 3(ii).2.
    4.2           Specimen Stock Certificate. (1)
    4.3           Form of 5% Senior Custom Convertible Note due 2000. (15)
    4.4           Form of Common Stock Purchase Warrant. (15)
   10.1           Form of Investor  Rights  Agreement,  dated December 23, 1992, among the Registrant and certain investors. (1)
   10.2           Registrant's  1992 Amended and Restated Stock Option Plan (the
                  "Option Plan"), as amended. (11)
   10.3           Form of Incentive Stock Option under the Option Plan. (1)
   10.4           Form of Nonstatutory Stock Option under the Option Plan. (1)
   10.5           Warrant to Purchase 2,666 Shares of Series A Preferred  Stock,
                  dated  December 7, 1991,  granted by the  Registrant  to Sanwa
                  Business Credit Corp. (1)
   10.6           Warrant to Purchase 2,666 Shares of Series A Preferred  Stock,
                  dated  December 7, 1991,  granted by the Registrant to Silicon
                  Valley Bancshares. (1)
   10.7           Warrant to Purchase 5,333 Shares of Series A Preferred  Stock,
                  dated  December 7, 1991,  granted by the Registrant to Western
                  Technology Investment. (1)
   10.8           Warrant to Purchase 133,333 Shares of Common Stock, dated July
                  13, 1992, granted by the Registrant to Genentech, Inc. (1)
   10.9           Warrant  Agreement  to  Purchase  40,000  Shares  of  Series D
                  Preferred   Stock,   dated  October  30,  1992,   between  the
                  Registrant and Comdisco, Inc. (1)
   10.10          Warrant  Agreement to Purchase Shares of Series G(F) Preferred
                  Stock,  dated  July  23,  1993,  between  the  Registrant  and
                  Comdisco, Inc. (1)
   10.11          Warrant  Agreement to Purchase Shares of Series G(F) Preferred
                  Stock,  dated  July  23,  1993,  between  the  Registrant  and
                  Comdisco, Inc. (1)
   10.12          Stock Swap Agreement, dated July 27, 1992, as amended, between the Registrant and Selectide Corporation. (1)
   10.13++        Amended and  Restated  Research and License  Agreement,  dated
                  August      16,      1991,      among     the      Registrant,
                  Max-Planck-Gesellschaft,   Max-Planck-Institut   and  Garching
                  Innovation GmbH; and Extension, dated March 31, 1993. (1)
   10.14++        Amended and  Restated  Research and License  Agreement,  dated
                  September  1,  1991,  between  the  Registrant  and  New  York
                  University. (1)
   10.15++        Services and Supply Agreement,  dated January 1, 1992, between the Registrant and BioSignal, Ltd. (1)
   10.15(i)       Exhibit A to Services and Supply  Agreement,  dated January 1,
                  1992, between the Registrant and BioSignal, Ltd. (1)
   10.16++        Collaboration and License Agreement,  dated November 17, 1992, between the Registrant and Selectide Corporation. (1)
   10.17++        Collaboration Agreement,  dated December 18, 1992, between the
                  Registrant and Amgen, Inc. (1)
   10.17(i)++     Amendment  Number One to Collaboration  Agreement  between the
                  Registrant and Amgen, Inc., dated June 15, 1995. (3)
   10.18          Letter of Intent,  dated May 27, 1993,  among the  Registrant, the  State  Science &  Technology  Commission  of the  Peoples
                  Republic of China,  and  International  Technology  Investment
                  Managers (Asia), Inc. (1)
   10.19++        Amended and Restated Research and License  Agreement,  between the Registrant and Yissum Research  Development Company of The
                  Hebrew University of Jerusalem, dated March 27, 1995. (2)
   10.20++        Research and License  Agreement,  dated October 1, 1993, among the Registrant,  Max-Planck-Institut  and Garching  Innovation
                  GmbH. (1).

  Exhibit
   Number         Exhibit
   ------         -------
   10.21++        Exclusive License  Agreement,  dated January 21, 1994, between the Registrant and Washington Research Foundation. (1)
   10.22          Purchase  Agreement between the Registrant and Zeneca Limited, dated October 4, 1994. (2)
   10.23++        Amended and Restated  Research and License  Agreement  between the Registrant and Yissum Research  Development Company of The
                  Hebrew University of Jerusalem (labeled "Psoriasis"). (8)
   10.24++        Amended and Restated  Research and License  Agreement  between the Registrant and Yissum Research  Development Company of The
                  Hebrew University of Jerusalem (labeled "Papilloma"). (8)
   10.25++        Amended and Restated  Research and License  Agreement  between the Registrant and Yissum Research  Development Company of The
                  Hebrew       University       of      Jerusalem       (labeled
                  "Sepsis/Inflammation"). (8)
   10.26++        Amended and Restated  Research and License  Agreement  between the Registrant and Yissum Research  Development Company of The
                  Hebrew University of Jerusalem (labeled "Restenosis"). (8)
   10.27          Consulting  Agreement,  dated  August 16,  1991,  between  the
                  Registrant and Dr. Joseph Schlessinger. (1)
   10.28          Consulting  Agreement,  dated  August 16,  1991,  between  the
                  Registrant and Dr. Axel Ullrich. (1)
   10.29          Seaport  Centre  Standard Lease and Addendum I, dated November
                  12, 1991,  between the  Registrant  and Seaport Center Venture
                  Phase I. (1)
   10.29(i)       First  Amendment,  dated  July  8,  1993,  to  Seaport  Centre
                  Standard  Lease  between the  Registrant  and  Seaport  Center
                  Venture Phase I. (1)
   10.29(ii)      Second  Amendment,  dated  June 2,  1995,  to  Seaport  Centre
                  Standard  Lease  between the  Registrant  and  Seaport  Centre
                  Venture Phase I. (3)
   10.29(iii)     Construction Addendum, dated June 2, 1995, to Second Amendment to Seaport  Centre  Standard  Lease between the Registrant and
                  Seaport Centre Venture Phase I. (3)
   10.30          Registrant's 1994 Employee Stock Purchase Plan. (1)
   *10.31         Registrant's 1994  Non-Employee  Directors' Stock Option Plan,
                  as amended. (11)
   10.32          Form of  Indemnity  Agreement  to be entered  into between the
                  Registrant and its officers and directors. (1)
   10.33          Warrant  Agreement  to  Purchase  7,200  Shares  of  Series  G
                  Preferred Stock, dated May 5, 1994, between the Registrant and
                  Financing for Science International, Inc. (1)
   10.34++        Research and License Agreement,  dated August 1, 1994, between the Company and the Hospital for Sick Children. (1)
   10.34(i)       Amendment  to  Research  and  License  Agreement  between  the
                  Registrant and the Hospital for Sick Children, dated August 1,
                  1995. (4)
   10.35          Research  and  Technology  Agreement,  dated  March  3,  1993, between the Registrant and PanLabs, Inc., as amended. (1)
   10.36++        Collaboration  Agreement,  between the  Registrant  and Zeneca
                  Limited, dated March 22, 1995. (2)
   10.37          Agreement  for the Purchase of Common Stock of the  Registrant
                  by Zeneca Limited, dated January 6, 1995. (2)
   10.38          Loan Agreement and Promissory  Note between the Registrant and
                  James L. Tyree, dated August 29, 1994. (3)
   10.39          Deferred  Compensation  Agreement  between the  Registrant and
                  James L. Tyree, dated August 29, 1994. (3)
   10.40++        Cooperative  Research and  Development  Agreement  between the
                  Registrant and the National Cancer Institute, dated August 14,
                  1995. (4)
   *10.41         Registrant's  1995 Long-Term  Objectives Stock Option Plan for
                  Senior Management, as amended. (12)
   10.42          Form  of   Nonstatutory   Stock  Option  under  the  Long-Term
                  Objectives Stock Option Plan for Senior Management. (6)

  Exhibit
   Number         Exhibit
   ------         -------
   10.43          Rights  Agreement,  dated as of  August 1,  1995  between  the
                  Registrant  and The First  National Bank of Boston,  as Rights
                  Agent. (5)
   10.44          Form of  Agreement  for the  Purchase  of Common  Stock of the
                  Registrant and list of participants  thereto,  dated September
                  21, 1995. (4)
   10.45          Lease Financing  Commitment  Letter,  dated September 12, 1995
                  between   the    Registrant    and   Financing   for   Science
                  International, Inc. (4)
   10.46++        Collaboration  Agreement,  between  the  Registrant  and  ASTA
                  Medica Aktiengesellschaft, dated December 5, 1995. (7)
   10.47          Agreement  for the Purchase of Common Stock of the  Registrant
                  by ASTA Medica Aktiengesellschaft, dated December 5, 1995. (7)
   10.48++        Termination  and Redemption  Agreement  between the Registrant and Amgen Inc., dated January 9, 1996. (8)
   10.49++        Warrant  to  purchase  200,000  shares of Common  Stock of the
                  Registrant,  dated January 19, 1996,  issued by the Registrant to Amgen Inc. (8)
   10.50++        License  Agreement  between the Registrant and Zeneca Limited, dated January 19, 1996. (8)
   10.51++        Cooperative  Research and  Development  Agreement  between the
                  Registrant and the National Cancer Institute,  dated April 12,
                  1996. (9)
   10.52++        Termination notice, dated May 24, 1996, between the Registrant
                  and  Yissum  Research   Development   Company  of  The  Hebrew
                  University of Jerusalem (labeled "Sepsis/Inflammation"). (9)
   10.53++        Termination notice, dated May 24, 1996. between the Registrant
                  and  Yissum  Research   Development   Company  of  The  Hebrew
                  University of Jerusalem (labeled "Restenosis"). (9)
   10.54++        Research and Development  Agreement between the Registrant and
                  Arqule, Inc. (10)
   10.55++        Extension  of  Research  and  License  Agreement  between  the
                  Registrant and the Max Planck Institute. (10)
   10.56          Promissory  Note  received  by  the  Registrant  from  Stephen
                  Evans-Freke. (10)
   10.57          Agreement  for the purchase of Common Stock of the  Registrant by Vision Pharmaceuticals L.P. (10)
   10.58++        Collaboration  Agreement  by and  between the  Registrant  and
                  Vision Pharmaceuticals L.P. and Allergan, Inc. (10)
   10.59++        Extension of Research  Agreement  between the  Registrant  and
                  Yissum Development Company of the Hebrew University. (10)
   10.60          James L. Tyree Separation Agreement. (10)
   10.61++        Master  Lease  Agreement,  dated March 28,  1997,  between the
                  Registrant and Transamerica Business Credit Corporation. (13)
   10.62++        Lease  Financing  Commitment  Letter,  dated  March 20,  1997,
                  between  the  Registrant  and  Transamerica   Business  Credit
                  Corporation. (13)
   10.63++        Build-To-Suit  Lease Agreement,  dated June 11, 1997,  between the Registrant and Britannia Pointe Grand Limited Partnership.
                  (14)
   10.64++        Form of Warrant for the Purchase of Common  Stock,  dated June
                  30, 1997,  issued in the connection with  Build-To-Suit  Lease
                  Agreement,  between the Registrant and Britannia  Pointe Grand
                  Limited Partnership. (14)
   10.65++        Second  Amended and Restated  Research and License  Agreement,
                  dated  June 30,  1997,  between  the  Registrant  and New York
                  University. (14)
   10.66++        Termination notice, dated June 1, 1997, between the Registrant
                  and  Yissum  Research   Development   Company  of  The  Hebrew
                  University of Jerusalem. (14)
   10.67++        Form of Note  Purchase  Agreement,  dated as of  September  8,
                  1997, by and between the  Registrant  and the investors  named therein. (16)
   10.68+         Amended and Restated  Master Lease  Agreement,  dated November
                  12,  1997,  and  Lease  Financing   Commitment  Letter,  dated
                  November 5, 1997,  between  the  Registrant  and  Transamerica
                  Business Credit Corporation.
   *10.69         Restricted Stock Bonus Agreement between the Registrant and K.
                  Peter Hirth, Ph D., dated September 16, 1997.

  Exhibit
   Number         Exhibit
   ------         -------
   23.1           Consent of Ernst & Young LLP, Independent Auditors.
   24.1           Power of Attorney  (incorporated  in the signature page of the
                  Form 10-K).
   27             Financial Data Schedule.

------------------

   *              Compensatory Plan.
   + Confidential Treatment has been requested with respect to portions of this Exhibit.
   ++ Confidential treatment has previously been granted for portions of this Exhibit.
   (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
   (2) Incorporated by reference to identically numbered exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
   (3) Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended June 30, 1995.
   (4) Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended September 30, 1995.
   (5) Filed as an exhibit to the Form 8-K Current Report dated July 26, 1995 and incorporated herein by reference.
   (6) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 33-99152), dated November 9, 1995, and incorporated herein by reference.
   (7) Incorporated by reference to identically numbered exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report on Form 10-K as amended, for the year ended December 31, 1995.
   (8) Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended March 31, 1996.
   (9) Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended June 30, 1996.
   (10) Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended September 30, 1996.
   (11) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-09323), dated August 1, 1996, and incorporated herein by reference.
   (12) Filed as an exhibit to the Registrant's Registration Statement on Form S-8 (No. 333-09321), dated August 1, 1996, and incorporated herein by reference.
   (13) Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended March 31, 1997.
   (14) Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended June 30, 1997.
   (15) Filed as an exhibit to the Form 8-K Current Report dated September 12, 1997, and incorporated herein by reference.
   (16) Filed as an exhibit to the Registrant's Registration Statement on Form S-3, dated October 10, 1997, and incorporated herein by reference.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)


(b)    Reports on Form 8-K

         SUGEN, Inc. filed a Current Report on Form 8-K dated October 27, 1997, in connection with the proposed follow-on public offering of Common Stock by the Company.

         Additionally, the Company filed a Current Report on Form 8-K dated November 19, 1997, in connection with the follow-on public offering of Common Stock by the Company.

                           Annual Report on Form 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

                   Financial Statements and Supplementary Data

                                Certain Exhibits

                          Year Ended December 31, 1997

                                   SUGEN, Inc.

                            Redwood City, California

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Stockholders
SUGEN, Inc.

         We have audited the accompanying balance sheets of SUGEN, Inc. as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SUGEN, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


                                                          ERNST & YOUNG LLP


Palo Alto, California
February 5, 1998

                                                            SUGEN, Inc.

                                                           BALANCE SHEETS
                                         (In thousands, except share and per share amounts)

                                                                                                   December 31,         December 31,
                                                                                                       1997                 1996
                                                                                                     ---------            ---------
ASSETS
Current assets:
        Cash and cash equivalents                                                                    $  23,816            $  24,852
        Short-term investments                                                                          51,479               31,482
        Accounts receivable                                                                                237                  264
        Prepaid expenses and other current assets                                                          754                  468
                                                                                                     ---------            ---------
                Total current assets                                                                    76,286               57,066

Property and equipment, net                                                                              4,601                4,095
Other assets                                                                                             3,938                  775
                                                                                                     ---------            ---------
                                                                                                     $  84,825            $  61,936
                                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                             $   1,991            $     852
        Accrued liabilities                                                                             10,267                7,406
        Deferred revenue                                                                                   625                  375
        Capital lease obligations - current portion                                                      2,277                1,835
                                                                                                     ---------            ---------

                Total current liabilities                                                               15,160               10,468

Capital lease obligations - non-current portion                                                          3,152                2,938
Senior custom convertible notes                                                                         17,500                 --
                                                                                                     ---------            ---------
                Total long-term liabilities                                                             20,652                2,938

Commitments

Stockholders' equity:
        Preferred stock, $.01 par value; 20,000,000 shares
          authorized, issuable in series; 300,000 shares designated
          as Series A Junior Participating Preferred Stock; none
          issued and outstanding                                                                          --                   --
        Common stock, $.01 par value; 30,000,000 shares
          authorized; shares issued and outstanding:
          15,307,146 and 12,993,450 in 1997 and 1996, respectively                                         153                  130
        Additional paid-in capital                                                                     141,426              107,990
        Deferred compensation                                                                             (695)                (710)
        Note receivable from stockholder                                                                  (883)                (883)
        Accumulated deficit                                                                            (90,988)             (57,997)
                                                                                                     ---------            ---------
                Total stockholders' equity                                                              49,013               48,530
                                                                                                     ---------            ---------
                                                                                                     $  84,825            $  61,936
                                                                                                     =========            =========


                                                      See accompanying notes.

                                                            SUGEN, Inc.

                                                      STATEMENTS OF OPERATIONS
                                         (In thousands, except share and per share amounts)



                                                                                              Years Ended December 31,
                                                                               ----------------------------------------------------
                                                                                   1997                1996                1995
                                                                               ------------        ------------        ------------
Contract revenue (includes amounts from related party)                         $      6,031        $     13,650        $     13,843

Costs and expenses:
        Research and development                                                     34,585              29,792              23,226
        General and administrative                                                    6,227               5,529               5,086
                                                                               ------------        ------------        ------------
        Total costs and expenses                                                     40,812              35,321              28,312
                                                                               ------------        ------------        ------------

Operating loss                                                                      (34,781)            (21,671)            (14,469)

Other income and expenses:
        Interest income                                                               2,786               2,481               1,988
        Interest expense                                                             (1,065)               (691)               (494)
        Gain on sale of investment in Selectide Corporation                            --                  --                 1,006
                                                                               ------------        ------------        ------------
        Other income, net                                                             1,721               1,790               2,500
                                                                               ------------        ------------        ------------
Net loss                                                                       $    (33,060)       $    (19,881)       $    (11,969)
                                                                               ============        ============        ============


Basic and diluted net loss per share                                           $      (2.47)       $      (1.81)       $      (1.32)
                                                                               ============        ============        ============

Shares used in computing basic and diluted net loss per share                    13,387,000          10,966,000           9,085,000
                                                                               ============        ============        ============


                                                      See accompanying notes.

                                                            SUGEN, Inc.

                                                 STATEMENT OF STOCKHOLDERS' EQUITY
                                                (In thousands, except share amounts)

                                                                                      Convertible
                                                                                    Preferred Stock              Common Stock
                                                                                    ----------------      --------------------------
                                                                                    Shares    Amount      Shares              Amount
                                                                                    ------    ------      ------              ------
Balances at December 31, 1994                                                        --       $--        8,161,700      $        82
Issuance of Common Stock upon exercise of stock options and in
        connection with an employee stock purchase plan                              --        --          141,824                1
Placement of Common Stock for cash, net of issuance costs of $450                    --        --        1,396,875               14
Issuance of Common Stock for cash to Zeneca Limited, net of
        issuance costs of $150                                                       --        --          789,141                8
Issuance of Common Stock for cash to ASTA Medica
        Aktiengesellschaft, net of issuance costs of $50                             --        --          431,137                4
Issuance of Common Stock for services                                                --        --           15,000             --
Repurchase of Common Stock for cash from Selectide Corporation                       --        --         (300,760)              (3)
Amortization of deferred compensation                                                --        --             --               --
Change in net unrealized losses on available-for-sale securities                     --        --             --               --
Net loss                                                                             --        --             --               --
                                                                              -----------     ----     -----------      -----------
Balances at December 31, 1995                                                        --        --       10,634,917              106
Issuance of Common Stock upon exercise of stock options and in
        connection with an employee stock purchase plan, net                         --        --          194,195                2
Issuance of Common Stock for cash and note in connection with
        the exercise of stock options                                                --        --          132,333                1
Issuance of Common Stock for cash to Allergan, net of issuance
        costs of $32                                                                 --        --          191,571                2
Issuance of Common Stock for cash in connection with the follow-on
        public offering, net of offering costs of $2,133                             --        --        2,070,000               21
Issuance of Common Stock upon exercise of warrants, net                                                      5,434             --
Repurchase of Common Stock for cash from Amgen Inc.                                  --        --         (235,000)              (2)
Issuance of warrants for cash to Amgen Inc.                                          --        --             --               --
Deferred compensation related to grant of certain stock options                      --        --             --               --
Amortization of deferred compensation                                                --        --             --               --
Change in net unrealized losses on available-for-sale securities                     --        --             --               --
Net loss                                                                             --        --             --               --
                                                                              -----------     ----     -----------      -----------
Balances at December 31, 1996                                                        --        --       12,993,450              130
Issuance of Common Stock upon exercise of stock options and in
        connection with an employee stock purchase plan, net                         --        --          288,696                3
Deferred compensation related to stock grant to an officer                                                  25,000             --
Issuance of Common Stock for cash in connection with the follow-on
        public offering, net of offering costs of $2,340                             --        --        2,000,000               20
Fair value of warrants issued                                                        --        --             --               --
Amortization of deferred compensation                                                --        --             --               --
Change in net unrealized gains on available-for-sale securities                      --        --             --               --
Net loss                                                                             --        --             --               --
                                                                              -----------     ----     -----------      -----------
Balances at December 31, 1997                                                        --       $--       15,307,146      $       153
                                                                              ===========     ====     ===========      ===========



                                                                                                  Note
                                                                      Additional               Receivable                   Total
                                                                       Paid-In     Deferred       From     Accumulated Stockholders'
                                                                       Capital   Compensation  Stockholder    Deficit       Equity
                                                                       -------   ------------  -----------    -------       ------
Balances at December 31, 1994                                         $  45,094    $    (587)   $    --      $ (26,270)   $  18,319
Issuance of Common Stock upon exercise of stock options and in
        connection with an employee stock purchase plan                     302         --           --           --            303
Placement of Common Stock for cash, net of issuance costs of $450        16,299         --           --           --         16,313
Issuance of Common Stock for cash to Zeneca Limited, net of
        issuance costs of $150                                           12,342         --           --           --         12,350
Issuance of Common Stock for cash to ASTA Medica
        Aktiengesellschaft, net of issuance costs of $50                  8,946         --           --           --          8,950
Issuance of Common Stock for services                                       139         --           --           --            139
Repurchase of Common Stock for cash from Selectide Corporation           (1,426)        --           --           --         (1,429)
Amortization of deferred compensation                                      --            190         --           --            190
Change in net unrealized losses on available-for-sale securities           --           --           --            275          275
Net loss                                                                   --           --           --        (11,969)     (11,969)
                                                                      ---------    ---------    ---------    ---------    ---------
Balances at December 31, 1995                                            81,696         (397)        --        (37,964)      43,441
Issuance of Common Stock upon exercise of stock options and in
        connection with an employee stock purchase plan, net                717         --           --           --            719
Issuance of Common Stock for cash and note in connection with
        the exercise of stock options                                       883         --           (883)        --              1
Issuance of Common Stock for cash to Allergan, net of issuance
        costs of $32                                                      3,966         --           --           --          3,968
Issuance of Common Stock for cash in connection with the follow-on
        public offering, net of offering costs of $2,133                 22,686         --           --           --         22,707
Issuance of Common Stock upon exercise of warrants, net                    --           --           --
Repurchase of Common Stock for cash from Amgen Inc.                      (2,696)        --           --           --         (2,698)
Issuance of warrants for cash to Amgen Inc.                                 200         --           --           --            200
Deferred compensation related to grant of certain stock options             538         (538)        --           --           --
Amortization of deferred compensation                                      --            225         --           --            225
Change in net unrealized losses on available-for-sale securities           --           --           --           (152)        (152)
Net loss                                                                   --           --           --        (19,881)     (19,881)
                                                                      ---------    ---------    ---------    ---------    ---------
Balances at December 31, 1996                                           107,990         (710)        (883)     (57,997)      48,530
Issuance of Common Stock upon exercise of stock options and in
        connection with an employee stock purchase plan, net              1,543         --           --           --          1,546
Deferred compensation related to stock grant to an officer                  350         (350)        --
Issuance of Common Stock for cash in connection with the follow-on
        public offering, net of offering costs of $2,340                 29,640         --           --           --         29,660
Fair value of warrants issued                                             1,903         --           --           --          1,903
Amortization of deferred compensation                                      --            365         --           --            365
Change in net unrealized gains on available-for-sale securities            --           --           --             69           69
Net loss                                                                   --           --           --        (33,060)     (33,060)
                                                                      ---------    ---------    ---------    ---------    ---------
Balances at December 31, 1997                                         $ 141,426    $    (695)   $    (883)   $ (90,988)   $  49,013
                                                                      =========    =========    =========    =========    =========


                                                      See accompanying notes.

                                                            SUGEN, Inc.

                                                      STATEMENTS OF CASH FLOWS
                                          Increase (decrease) in cash and cash equivalents
                                                           (In thousands)

                                                                                               Years Ended December 31,
                                                                                       --------------------------------------------
                                                                                         1997              1996               1995
                                                                                       --------          --------          --------
Cash flows from operating activities
Net loss                                                                               $(33,060)         $(19,881)         $(11,969)
Adjustments to reconcile net loss to net cash used in
        operating activities:
        Depreciation and amortization                                                     3,146             2,308             1,629
        Deferred revenue                                                                    250            (6,183)            1,922
        Issuance of Common Stock for services                                              --                --                 139
        Gain on sale of investment in Selectide Corporation                                --                --              (1,006)
        Changes in operating assets and liabilities:
          Accounts receivable                                                                27                24                35
          Prepaid expenses and other current assets                                        (286)              278              (200)
          Other assets                                                                   (1,370)             (332)              (39)
          Accounts payable                                                                1,139               200              (420)
          Accrued liabilities                                                             2,861             3,819             1,996
                                                                                       --------          --------          --------
Net cash used in operating activities                                                   (27,293)          (19,767)           (7,913)
                                                                                       --------          --------          --------

Cash flows from investing activities
Purchases of short-term investments                                                     (54,884)          (27,998)          (57,118)
Maturities of short-term investments                                                     31,515            36,973            15,308
Sales of short-term investments                                                           3,441             4,418             6,873
Purchases of property and equipment, net                                                 (3,177)           (1,665)           (2,042)
Proceeds from sale of investment in Selectide Corporation                                  --                --               2,923
                                                                                       --------          --------          --------
Net cash provided by (used in) investing activities                                     (23,105)           11,728           (34,056)
                                                                                       --------          --------          --------

Cash flows from financing activities
Proceeds from issuance of Common Stock, net                                              31,206            27,395            37,916
Proceeds from issuance of senior custom convertible notes                                17,500              --                --
Repurchase of Common Stock                                                                 --              (2,698)           (1,429)
Proceeds from issuance of warrant                                                          --                 200              --
Proceeds from lease financing of property and equipment                                   2,750             1,247             2,109
Payments under capital lease obligations                                                 (2,094)           (1,479)           (1,000)
                                                                                       --------          --------          --------
Net cash provided by financing activities                                                49,362            24,665            37,596
                                                                                       --------          --------          --------

Net increase (decrease) in cash and cash equivalents                                     (1,036)           16,626            (4,373)
Cash and cash equivalents at beginning of year                                           24,852             8,226            12,599
                                                                                       --------          --------          --------
Cash and cash equivalents at end of year                                               $ 23,816          $ 24,852          $  8,226
                                                                                       ========          ========          ========

Supplemental disclosure of cash flow information
Cash paid during the year for interest                                                 $    847          $    691          $    494
                                                                                       ========          ========          ========

Supplemental schedule of noncash investing and
        financing activities:
Equipment acquired under capital leases                                                $   --            $   --            $  1,059
                                                                                       ========          ========          ========


                                                       See accompanying notes

                                   SUGEN, Inc.

                          NOTES TO FINANCIAL STATEMENTS


1.   Organization and Significant Accounting Policies

Organization

         SUGEN, Inc. (the "Company"), a Delaware corporation founded in July 1991, is a biopharmaceutical company focusing on the discovery and development of small molecule drugs which target specific cellular signal transduction pathways. Dysfunctional signal transduction pathways have been shown to result in a variety of chronic and acute pathological diseases, including cancer and diabetes as well dermatologic, ophthalmic, neurologic and immune disorders. The Company pursues its drug discovery programs independently and in collaboration with other pharmaceutical companies.

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

Revenue Recognition

         Revenue from collaborative agreements is recorded when earned as defined under the terms of the agreements. Non-refundable fees received upon contract signing or terminations are recorded as deferred revenue and recognized as income when the related start-up or wind-down activities are performed, which is generally over a twelve month period or less. Non-refundable up-front fees received as consideration for previous research and development work performed are recognized in full upon contract execution. Milestones are recorded when earned. In instances where milestone payments are received in the form of a stock purchase at a premium above fair market value, equity is recorded at fair market value and the premium recognized as revenue. Periodic research funding payments are recognized as income when earned. Substantially all of the Company's revenue is derived from its collaborations.

Research and Development Expense

         Research and development expense consists of independent research and development costs, the costs associated with work performed under collaborations and the Company's sponsored funding of research projects performed by others. Research and development costs include direct and research-related overhead expenses and are expensed as incurred.

Depreciation and Amortization

           Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Amortization of assets held under capital lease is included in depreciation expense.

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

Net Loss Per Share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. The adoption by the Company of SFAS 128 on December 31, 1997 had no impact on the net loss per share for the periods reported. Per share amounts for all periods have been presented in accordance with SFAS 128 requirements.

            Net loss per share is computed using the weighted average number of common shares outstanding. Stock options, convertible preferred stock, and warrants are excluded from the computation as their effect is antidilutive.

         If the Company had been in a net income position, diluted earnings per share would have been presented separately and would have included the effect of outstanding stock options and warrants, calculated using the treasury stock method.

2.   Investments

         The following is a summary of available-for-sale securities as of December 31 (in thousands):

                                                                          Available-for-Sale Securities
                                               -------------------------------------------------------------------------------------
                                                               1997                                         1996
                                               --------------------------------------       ----------------------------------------

                                              Unrealized      Estimated                   Unrealized       Estimated
                                                Gains/          Fair                         Gains/          Fair
                                                 Cost         (Losses)        Value           Cost          (Losses)         Value
                                               --------       --------       --------       --------        --------        --------
U.S. Treasury securities
   and obligations of U.S.
   Government agencies                         $ 11,518       $     17       $ 11,535       $ 13,348        $    (21)       $ 13,327
U.S. corporate notes                             36,393             16         36,409         19,422              (8)         19,414
U.S. corporate
   commercial paper                              16,001              2         16,003          9,506              (2)          9,504
Certificates of deposit                           3,999              2          4,001           --              --              --
Repurchase agreements                               900           --              900          8,036            --             8,036
Market rate auction
preferred funds and other                         6,447           --            6,447          6,054              (1)          6,053
                                               --------       --------       --------       --------        --------        --------
                                               $ 75,258       $     37       $ 75,295       $ 56,366        $    (32)       $ 56,334
                                               ========       ========       ========       ========        ========        ========

Amounts included in:
   Cash equivalents                            $ 23,814       $      2       $ 23,816       $ 24,853        $     (1)       $ 24,852
   Short-term investments                        51,444             35         51,479         31,513             (31)         31,482
                                               --------       --------       --------       --------        --------        --------
                                               $ 75,258       $     37       $ 75,295       $ 56,366        $    (32)       $ 56,334
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

As of December 31, 1997, the average portfolio duration was approximately five months and the longest contractual maturity did not exceed two years. Gross realized gains and losses were immaterial during 1997 and 1996.

3.  Investment in Selectide Corporation

         In 1992, the Company signed a three-year collaborative agreement with Selectide Corporation ("Selectide"), a privately-held corporation. In connection with this agreement, the Company issued 300,760 shares of stock for junior preferred shares of Selectide valued at $1.9 million, which shares represented approximately 5% of the voting shares of Selectide as of December 31, 1994.

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


4.   Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

                                                          1997           1996
                                                        --------       --------
Leasehold improvements                                  $  4,084       $  3,168
Office and computer equipment                              3,251          2,320
Laboratory equipment                                       4,226          2,896
                                                        --------       --------
                                                          11,561          8,384
Accumulated depreciation and amortization                 (6,960)        (4,289)
                                                        --------       --------
Net property and equipment                              $  4,601       $  4,095
                                                        ========       ========

         Property and equipment under capital leases amounted to $8.9 million and $7.5 million as of December 31, 1997 and 1996, with related accumulated amortization of $5.1 million and $3.9 million, respectively.


5.   Accrued Liabilities

The components of accrued liabilities consist of the following at December (in thousands):

                                                            1997           1996
                                                           -------       -------
Accrued research and development services                  $ 5,351       $ 3,724
Accrued compensation                                         1,176           883
Accrued professional fees                                      859           524
Other                                                        2,881         2,275
                                                           -------       -------
                                                           $10,267       $ 7,406
                                                           =======       =======

6.   Research and Development Collaboration Agreements

Allergan, Inc.

         In October 1996, the Company established a research and development collaboration with Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., and Allergan, Inc. (collectively, "Allergan"), to identify, develop and commercialize novel angiogenesis inhibitors for the treatment of ophthalmic diseases. The collaboration will also establish a comprehensive effort to identify and validate signal transduction targets for choroidal and retinal neovascularization. Allergan will have exclusive rights to all ophthalmic uses of collaboration products and know-how world-wide. In return, the Company received a $2.0 million initial payment for past research services, is receiving annual research funding and expects to receive additional fees upon the achievement of specified milestones and royalties on any product sales. In addition, the Company will have the right to contribute to clinical development costs on each program, thereby earning participation in the North American and European profits from successful products coming out of such programs over and above its royalty entitlement. Allergan also purchased 191,571 shares of SUGEN Common Stock at a price of $20.88 per share and participated in the Company's October

1996 financing (see Note 10), purchasing an additional 250,000 shares of Common Stock, thereby increasing its cumulative equity investment in SUGEN to $7.0 million.

ASTA Medica Aktiengesellschaft

            In December 1995, the Company established an oncology product development collaboration with ASTA Medica Aktiengesellschaft ("ASTA Medica") to develop, manufacture and bring to market SUGEN's oncology products based upon the cell signal transduction targets known as Pan-Her and Raf. The Company received a $4.0 million technology set-up fee, is receiving additional consideration in the form of contract services for non-collaboration work and will receive certain milestone payments tied to the success of the programs and royalty payments on sales in certain territories. In January 1998, the first milestone in connection with the Company's collaboration with ASTA Medica was achieved in the Pan-Her cancer program. ASTA Medica exercised its option to satisfy its $500,000 milestone obligation through the purchase of 18,665 shares of SUGEN Common Stock at a price of $26.79 of which the premium above fair market value was recorded as revenue. The agreement provides for ASTA Medica to receive exclusive marketing rights to collaboration products in Greater Europe (including the former Soviet Union) and South America, subject to royalties to SUGEN. The Company retains market rights in the rest of the world, subject to royalties payable to ASTA Medica in most circumstances. In addition, in 1995 ASTA Medica purchased 431,137 shares of SUGEN Common Stock for $9.0 million, or $20.88 per share.

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

         Zeneca participated in the Company's November 1997, October 1996 and September 1995 financings (see Note 10), purchasing an additional 456,000,
509,000 and 281,875 shares of the Company's Common Stock, respectively. These additional investments maintained Zeneca's ownership level in SUGEN at approximately 20% and increased its cumulative equity investment in the Company to $36.8 million. Zeneca has committed not to increase its holdings above this level without the approval of SUGEN's Board of Directors.

Amgen, Inc.

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

         In January 1996, the Company and Amgen reached an agreement to conclude their research collaboration one year earlier than originally planned due to their changed research priorities. Under the terms of this wind-down agreement, Amgen made a final cash payment to the Company of $2.5 million (of which $1.1 million was advanced in December 1995) and forgave certain advance payments already made to the Company for future research work which was recorded as wind-down revenue in 1996. Amgen also granted back to SUGEN exclusive worldwide rights to 22 propriety signal transduction targets discovered in the course of the collaboration, subject to royalty payments back to Amgen with respect to potential future product sales. In addition, in January 1996, the Company redeemed 235,000 shares of its Common Stock from Amgen at a price of $11.48 per share, thereby reducing Amgen's current holdings of the Company's Common Stock to 152,878 shares. Amgen also purchased in January 1996 for $200,000 a seven-year warrant to purchase 200,000 shares of Common Stock at an exercise price of $15.50 per share.

7.   Leases

         In March 1997 and November 1997, the Company secured capital lease lines for equipment and tenant improvements for $3.5 million and $5.0 million, respectively. At December 31, 1997, the Company had a total of approximately $6.4 million available under these lease lines.

         The Company leases its current office and laboratory facilities under operating leases through 1998. Rent expense for the current facility leases and other operating leases amounted to $1.6 million, $1.6 million and $1.4 million for 1997, 1996 and 1995, respectively. In June 1997, the Company entered into a build-to-suit facility lease agreement which extends until 2015 with renewal options of ten years. In connection with this agreement, the Company also issued warrants to purchase shares of Common Stock. The related fair value of the warrants was recorded as deferred expenses and will be amortized over the term of the warrants. Minimum rental amounts stipulated in the lease are subject to adjustment based upon the final square footage of the building and total cost at completion. Construction of the new facility is targeted for completion during the fourth quarter of 1998, which coincides with the expiration of the Company's current facility leases.

         Future minimum payments under capital and operating leases at December 31, 1997 are as follows (in thousands):

                                                     Capital        Operating
                                                     Leases           Leases
                                                    --------         --------
      Year ended December 31:
         1998                                       $  2,857         $  1,992
         1999                                          1,936            2,388
         2000                                          1,164            2,647
         2001                                            436            3,231
         2002                                             62            3,304
                                                    --------
         Total minimum lease payments                  6,482

         Amount representing interest                 (1,053)
                                                    --------
         Present value of minimum lease payments       5,429
         Less current portion                         (2,277)
                                                    --------
         Non-current portion                        $  3,152
                                                    ========


8.    Senior Custom Convertible Notes

          In September 1997, the Company completed the sale of $17.5 million principal amount of 5% Senior Custom Convertible Notes due 2000 (the "Notes"). The Notes were sold at par, mature on September 12, 2000 and bear interest at a rate of 5% per annum (payable in Common Stock or cash, at the Company's option). The Notes are convertible together with accrued and unpaid interest and subject to certain limitations, into shares of Common Stock at a conversion price equal to the average of the two lowest trade prices of the Common Stock during the 20 trading days immediately preceding the date of conversion (the "Conversion Price"). Since January 19, 1998, the Conversion Price may not exceed $14.87, 115% of the average closing bid price of the Common Stock for the 20 trading days immediately preceding such date. In connection with the issuance of the Notes, the Company issued warrants to purchase up to 332,500 shares of Common Stock at an exercise price of $16.74 per share. Cash and non-cash issuance costs (including the fair value of the warrants) totaled approximately $2.6 million and are recorded as deferred expenses which are amortized to expense over the term of the Notes. No purchaser of the Notes will be allowed to convert Notes and/or warrants which would result in such person owning more than 4.9% of the then outstanding Common Stock.

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

9.  Commitments Under Research and Development Programs

         The Company enters from time to time into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments.

         Under these programs, commitments for research funding are approximately $1.7 million, $1.6 million, $1.4 million and $1.1 million in 1998, 1999, 2000, and 2001, respectively. The Company anticipates renewing certain contracts that expired in 1997 which will increase future commitments. Most of these commitments are cancelable within a three-to-six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation. Related research and development expenses under these programs were $3.1 million, $3.5 million and $4.2 million for 1997, 1996 and 1995, respectively.

10.  Stockholders' Equity

Preferred Share Purchase Rights Plan

         In July 1995, the Board of Directors approved a Preferred Share Purchase Rights Plan ("Rights Plan"). The Rights Plan provides for the distribution of a preferred stock purchase right as a dividend for each share of the Company's Common Stock. This right entitles stockholders to purchase stock in the Company or in an acquirer of the Company at a discounted price in the event of certain hostile efforts to acquire control of the Company. The rights may only be exercised, if at all, until the earlier of July 31, 2000, or the occurrence of certain events, and may be redeemed by the Company. At December 31, 1997, the rights were not exercisable.

         In connection with the Rights Plan, 300,000 shares of the authorized Preferred Stock were designated as Series A Junior Participating Preferred Stock ("Junior Preferred Stock"), of which one share is equivalent to 100 shares of Common Stock. Each share of Junior Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders and shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of the Company's Preferred Stock. Subject to the rights of the holders of any shares of Preferred Stock with respect to dividends, the holders of shares of Junior Preferred Stock, in preference to the holders of Common Stock, shall be entitled to receive quarterly dividends, when, as and if declared by the Board of Directors. As of December 31, 1997, no dividends had been declared and no shares were outstanding.

Common Stock

         In November 1997, the Company completed a follow-on public offering of 2,000,000 shares of Common Stock at a price of $16.00 per share. The net proceeds to the Company were approximately $29.7 million.

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

          The total number of shares of Common Stock outstanding was 15,307,146 as of December 31, 1997, of which 63,125 were subject to repurchase. At December 31, 1997, the Company has reserved 5,865,991 shares of Common Stock for issuance upon exercise of warrants and options and conversion of debt and 85,543 common shares for issuance under the Employee Stock Purchase Plan.

Warrants

         The following warrants to purchase shares of common stock were issued in connection with the Senior Custom Convertible Notes and various license, facility and equipment lease financing arrangements (also see Notes 6, 7 and 8):

                          Warrants Outstanding at December 31, 1997
          ----------------------------------------------------------------------
                               Price Per
         Number of Shares        Share        Aggregate Price    Expiration Date
         ----------------      ---------      ---------------    ---------------
              332,500       $     16.74             $5,566,050   September 2000
              200,000             15.50              3,100,000   January 2003
               70,000             15.44              1,080,800   June 2002
               40,000              3.75                150,000   December 1999
               36,847             10.31                379,985   July 2000
               13,598             12.87                175,006   December 2001
                7,200             11.25                 81,000   December 1999
                2,666              4.69                 12,497   December 2001


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


11.  Stock Option and Purchase Plans

Employee Stock Purchase Plan

         In April 1994, the Company adopted an Employee Stock Purchase Plan ("ESPP") under which 200,000 shares of Common Stock were reserved for issuance. All employees of the Company, except those having a 5% or greater ownership stake in the Company, are eligible to participate in the ESPP provided that on the first day of an offering period they have been employed by the Company for at least 30 days and are customarily employed by the Company at least twenty hours per week and at least five months per calendar year. Offerings will generally be for six months, with the purchase price per share equal to the lower of 85% of the market value on the date granted (the beginning of the offering period) or on the date purchased. The next offering period ends on March 31, 1998. As of December 31, 1997, 114,457 shares had been issued under the ESPP.

1992 Stock Option Plan

         The 1992 Stock Option Plan (the "Plan") provides for the grant of options to purchase shares of Common Stock to employees, including officers, directors, and consultants, upon terms determined by the Board of Directors. The options granted under the Plan may be either incentive stock options or nonstatutory stock options. As of December 31, 1997, an aggregate of 3,500,000 shares of Common Stock had been reserved for issuance under the Plan, of which 750,000 shares are subject to stockholders' approval.

         Options granted under the Plan expire no later than ten years from the date of grant. The option price shall be at least 100% of the fair market value on the date of grant for incentive stock options. Nonstatutory options, may be granted as low as 85% of the fair market value on the date of grant. The options generally become exercisable over a period of four years from the date of grant. Options may be granted with different vesting terms from time to time as approved by the Board of Directors. The Plan has been amended to provide for automatic vesting of options granted upon a change of control, as defined.

         As of December 31, 1997, options to purchase 851,649 shares of Common Stock were exercisable, of which 117,813 shares would be subject to repurchase if all were exercised.

         Through December 31, 1994, the Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's Common Stock for certain options granted in 1994 and 1993. This deferred compensation expense aggregated $757,000 and is being amortized over the related vesting period.

1994 Non-Employee Directors' Stock Option Plan

         In April 1994, the Board of Directors approved the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of Common Stock to each person who is elected as a director of the Company and who is not otherwise employed by the Company (a "Non-Employee Director").

         Options granted under this Plan to Non-Employee Directors upon their initial election to the Board will vest and be exercisable in five equal annual installments commencing on the date one year after the date of the grant. Vesting is contingent upon the continuous service of the director. The director may elect at any time while a Non-Employee Director of the Company to exercise the option prior to vesting of the option. Any unvested shares so purchased shall be subject to a repurchase right in favor of the Company. The Directors' Plan has been amended to provide for automatic vesting of options granted upon a change of control, as defined. Options granted annually to existing Non-Employee Directors vest in full on the date ten days prior to the date of the first annual meeting of stockholders of the Company subsequent to the date of the grant. The exercise price of options granted under the Directors' Plan must equal or exceed the fair market value of the Common Stock on the date of grant. Under this plan, 380,000 shares of Common Stock have been reserved for issuance, of which 150,000 shares are subject to stockholders' approval. As of December 31, 1997, options for 161,000 shares were outstanding, of which 157,000 and 53,000 shares were exercisable and subject to repurchase if exercised, respectively.

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

         In August 1996, the Company amended the terms of the then outstanding options on 180,000 shares of Common Stock to modify the vesting provisions. The amendment resulted in $538,000 of deferred compensation which is being amortized over the remaining vesting period of approximately five years. The options, as amended in August 1996, vest over a period of approximately six years.

         As of December 31, 1997, options for 180,000 shares were outstanding, of which 144,000 shares and 101,250 shares were exercisable and subject to repurchase if exercised, respectively.

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

         Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.9%, 5.9% and 5.7%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of .55, .57 and .57; and a weighted-average expected life of the options of 3 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                         1997           1996            1995
                                       ---------      ---------      ----------
Pro forma net loss                     $ (35,604)     $ (21,813)     $  (12,846)
                                       =========      =========      ==========
Pro forma net loss per share           $   (2.66)     $   (1.99)     $    (1.41)
                                       =========      =========      ==========


         The weighted average fair value of options granted during 1997, 1996 and 1995 was $5.66, $5.39 and $3.55, respectively. As FAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effects are not fully reflected until 1997.

         A summary of the Company's stock option activity under the Company's option plans which include the 1992 Stock Option Plan, the 1994 Non-Employee
Directors'  Plan and the  Long-Term  Objectives  Stock  Option  Plan for  Senior
Management is as follows:

                                                           Outstanding Stock Options
                                                           --------------------------
                                      Shares Available                   Weighted
                                        For Grant of      Number of       Average
                                          Options          Shares     Price per Share
                                          -------          ------     ---------------
    Balance at December 31, 1994          271,427          783,922        3.08
    Shares authorized                   1,300,000            --           --
    Options granted                    (1,131,137)       1,131,137        8.31
    Options exercised                       -             (112,261)       1.22
    Options forfeited                      16,370          (16,370)       5.11
                                          -------        ---------
    Balance at December 31, 1995          456,660        1,786,428        6.49
    Shares authorized                     650,000
    Options granted                      (652,066)         652,066       12.08
    Options exercised                       -             (305,072)       4.60
    Options forfeited                     235,559         (235,559)       7.85
                                          -------        ---------
    Balance at December 31, 1996          690,153        1,897,863        8.54
    Shares authorized                     900,000            --           --
    Options granted (a)                  (713,500)         713,500       13.15
    Options exercised                       -             (254,836)       5.13
    Options forfeited                      93,186          (93,186)      11.12
                                          -------        ---------
    Balance at December 31, 1997          969,839        2,263,341       10.27
                                          =======        =========


         Note:
         (a) Of the 713,500 options granted in 1997, options for 77,161 shares are subject to stockholder approval.

The following table summarizes information concerning currently outstanding options:

                                                                                       Exercisable
                                         Outstanding Stock Options                    Stock Options
                               ----------------------------------------------  ----------------------------
                                                  Weighted
                                                   Average        Weighted                     Weighted
                                                  Remaining        Average                      Average
            Range of               Number        Contractual      Exercise       Number        Price Per
            Exercise Prices       of Shares          Life           Price       of Shares        Share
            -----------------  --------------   --------------  -------------  ------------   -------------
            $0.38 - $2.44           163,493             5.6           $1.39       154,558           $1.34
             5.00 -  5.75            48,862             7.1            5.40        38,096            5.45
             6.00 -  8.13           498,821             7.2            7.12       419,662            7.21
             9.67 - 11.88           718,905             8.5           11.24       340,220           11.38
            12.00 - 14.88           819,878             9.5           13.27       199,843           13.21
            15.00 - 19.00            13,382             9.7           18.58           270           15.00
                               --------------                                  ------------
            $0.38 - $19.00        2,263,341             8.3          $10.27     1,152,649           $8.64
                               ==============                                  ============


12.  Income Taxes

         As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $88.3 million and $7.1 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $2.4 million and $1.7 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2006 through 2012, if not utilized. The State of California net operating losses will expire at various dates beginning in 1998 through 2002, if not utilized.

         Utilization of the Company's net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limiation may result in the expiration of net operating losses and credits before utilization.

         Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows as of December 31 (in thousands):

                                                           1997          1996
                                                         --------      --------
Net operating loss carryforwards                         $ 30,400      $ 19,300
Research credits carryforwards                              3,700         2,100
Capitalized R&D                                             1,700         1,100
Deferred revenue                                              100           200
Other - net                                                 1,900           800
                                                         --------      --------
Total deferred tax assets                                  37,800        23,500
Valuation allowance for deferred tax assets               (37,800)      (23,500)
                                                         --------      --------
Net deferred tax assets                                  $      0      $      0
                                                         ========      ========


         Due to the Company's history of losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $8.0 million and $5.1 million for the fiscal years ended December 31, 1996 and 1995, respectively.

         Deferred tax assets as of December 31, 1997 include approximately $900,000 relating to the exercise of stock options, which will be credited to equity when realized.

13.  Related Party Transactions

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

         In 1995, the Company entered into a collaboration agreement with Zeneca (see Note 6). As of December 31, 1997, Zeneca owned approximately 20% of the Company's outstanding Common Stock.

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

         In August 1996, an officer and director of the Company exercised options to purchase 132,333 shares of Common Stock (See Note 10). As consideration for the purchase of these shares and related tax liability upon the exercise of the options, the officer issued a full recourse promissory note in the amount of $1.1 million to the Company, of which approximately $883,000 is included in stockholder's equity. In addition, the Company provided secured loans to certain key employees and officers to assist in the down payments for the purchase of their personal residences, all of which are forgivable after specified years of employment. Included in Other Assets are approximately $271,000 of loans receivable from certain key employees and officers at December 31, 1997. Further, in September 1997, the Company granted 25,000 shares of Common Stock to an officer subject to forfeiture and recorded deferred compensation expense in the amount of $350,000, which is being amortized over the vesting period of the shares.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redwood City, State of California, on March 26, 1998.


                                                SUGEN, INC.


                                                By:  /s/ Stephen Evans-Freke
                                                     ---------------------------
                                                     Stephen Evans-Freke
                                                     Chief Executive Officer and
                                                     Chairman of the Board



                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Evans-Freke and Susan M. Kanaya, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                                  Title                                    Date
       ---------                                  -----                                    ----
/s/ Stephen Evans-Freke                Chief Executive Officer and                      March 26, 1998
--------------------------------       Chairman of the Board
(Stephen Evans-Freke)                  (Principal Executive and Financial
                                       Officer)



/s/ Susan M. Kanaya                    Treasurer                                        March 26, 1998
--------------------------------       (Principal Accounting Officer)
(Susan M. Kanaya)




/s/ Axel Ullrich                       Director                                         March  26, 1998
--------------------------------
(Axel Ullrich)



/s/ Richard D. Spizzirri               Director and Secretary                           March 26, 1998
--------------------------------
(Richard D. Spizzirri)



/s/ Jeremy L. Curnock Cook             Director                                         March 26, 1998
--------------------------------
(Jeremy L. Curnock Cook)



/s/ Charles M. Hartman                 Director                                         March 26, 1998
--------------------------------
(Charles M. Hartman)



/s/ Heinrich Kuhn                      Director                                         March 26, 1998
--------------------------------
(Heinrich Kuhn)



/s/ Donald E. Nickelson                Director                                         March 26, 1998
--------------------------------
(Donald E. Nickelson)



/s/ Bruce R. Ross                      Director                                         March 26, 1998
--------------------------------
(Bruce R. Ross)



/s/ Michael A. Wall                    Director                                         March 26, 1998
--------------------------------
(Michael A. Wall)