Form 10-Q
period 1998-03-31
SUGEN INC
filed 1998-05-15
CIK 908121

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q
(Mark one)

   X        Quarterly report pursuant to Section 13 or 15(d)  of the  Securities
-------     Exchange Act of 1934. For the quarterly period ended March 31, 1998.
            or
            Transition report  pursuant to Section 13 or 15(d) of the Securities
-------     Exchange Act of 1934. For the transition period  from ___________ to
            ___________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value; 15,419,267 shares outstanding at April 30, 1998.

================================================================================

                                   SUGEN, Inc.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements and Notes

                  Condensed Balance Sheets - March 31, 1998
                  and December 31, 1997                                     3

                  Statements of Operations - for the three
                  months ended March 31, 1998                               4

                  Condensed Statements of Cash Flows - for the three
                  months ended March 31, 1998 and 1997                      5

                  Notes to Financial Statements                             6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       8


PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                          12


Signatures                                                                  13


Exhibit Index                                                               14

                          PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS AND NOTES

                                   SUGEN, Inc.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                          March 31, December 31,
                                                            1998        1997
                                                         ---------   ---------
ASSETS                                                  (unaudited)
Current assets:
        Cash and cash equivalents                        $  10,301   $  23,816
        Short-term investments                              57,978      51,479
        Accounts receivable                                    172         237
        Prepaid expenses and other current assets              917         754
                                                         ---------   ---------
              Total current assets                          69,368      76,286

Property and equipment, net                                  4,282       4,601
Other assets                                                 3,858       3,938
                                                         ---------   ---------
                                                         $  77,508   $  84,825
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                 $   2,527   $   1,991
        Accrued liabilities                                 10,531      10,267
        Deferred contract revenue                              625         625
        Capital lease obligations - current portion          2,332       2,277
                                                         ---------   ---------
              Total current liabilities                     16,015      15,160

Long-term liabilities:
        Capital lease obligations - non-current portion      3,412       3,152
        Senior custom convertible notes                     17,029      17,500
                                                         ---------   ---------
              Total long-term liabilities                   20,441      20,652

Stockholders' equity:

        Common stock                                       142,686     141,579
        Deferred compensation                                 (592)       (695)
        Note receivable from stockholder                      (883)       (883)
        Accumulated deficit                               (100,159)    (90,988)
                                                         ---------   ---------
              Total stockholders' equity                    41,052      49,013
                                                         ---------   ---------
                                                         $  77,508   $  84,825
                                                         =========   =========


                             See accompanying notes.

                                   SUGEN, Inc.

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------

Contract revenue (includes amounts from
   related party)                                          $  1,645    $  1,487

Costs and expenses:
   Research and development                                   9,432       8,006
   General and administrative                                 1,845       1,478
                                                           --------    --------
      Total costs and expenses                               11,277       9,484
                                                           --------    --------

Operating loss                                               (9,632)     (7,997)

Other income and expenses:
   Interest income                                              979         693
   Interest expense                                            (468)       (170)
                                                           --------    --------
      Other income, net                                         511         523
                                                           --------    --------
Net loss                                                   $ (9,121)   $ (7,474)
                                                           ========    ========


Basic and diluted net loss per share                       $  (0.59)   $  (0.57)
                                                           ========    ========

Shares used in computing basic and diluted net loss
  per share                                                  15,345      13,022
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

                                   SUGEN, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)
                                   (unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------

Cash flows from operating activities
Net loss                                                    $ (9,121)  $ (7,474)
Adjustments to reconcile net loss to net cash provided
      (used) by operating activities:
      Depreciation and amortization                              958        739
      Deferred revenue                                          --           (5)
      Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                (98)      (319)
        Other assets                                               1        (27)
        Accounts payable                                         536      1,286
        Accrued liabilities                                      265       (804)
                                                            --------   --------
Net cash used in operating activities                         (7,459)    (6,604)
                                                            --------   --------

Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net   (6,549)    (4,895)
Purchases of property and equipment, net                        (454)      (891)
                                                            --------   --------
Net cash used in investing activities                         (7,003)    (5,786)
                                                            --------   --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                      632        351
Proceeds from lease financing of property and equipment          856      1,069
Payments under capital lease obligations                        (541)      (487)
                                                            --------   --------
Net cash provided by financing activities                        947        933
                                                            --------   --------

Net decrease in cash and cash equivalents                    (13,515)   (11,457)
Cash and cash equivalents at beginning of period              23,816     24,852
                                                            --------   --------
Cash and cash equivalents at end of period                  $ 10,301   $ 13,395
                                                            ========   ========


                             See accompanying notes.

                                   SUGEN, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Summary of Significant Accounting Policies

         Basis of Presentation

         The financial information at March 31, 1998 and for the three months ended March 31, 1998 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which SUGEN, Inc. (the "Company") considers necessary for the fair presentation of the financial position at such date and the operating results and cash flows for those periods. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

         First quarter adoption of Statement 130, Reporting Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustment, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The adoption by the Company of SFAS 130 on January 1, 1998 had no material impact on the Company's net income or shareholders' equity.


2.       Accrued Liabilities

         The components of accrued liabilities consist of the following:

                                                    March 31,     December 31,
                                                      1998           1997
                                                    -------        -------
                                                        (In thousands)

          Accrued research & development services   $ 5,795        $ 5,351
          Accrued compensation                          890          1,176
          Accrued professional fees                     763            859
          Other                                       3,083          2,881
                                                    -------        -------
                                                    $10,531        $10,267
                                                    =======        =======

                                   SUGEN, Inc.

                                   (Unaudited)


3.       Research  and  Development   Collaboration  Agreements  -  ASTA  Medica
         Aktiengesellschaft

         In January 1998, the first milestone in connection with the Company's collaboration with ASTA Medica was achieved in the Pan-Her cancer program. ASTA Medica exercised its option to satisfy its $500,000 milestone obligation through the purchase of 18,665 shares of SUGEN Common Stock at a price of $26.79 per share, of which the amount in excess of fair market value on the date of exercise was recorded as revenue. Such amount net of royalties totaled $219,000 and is included in contract revenue.

4.       Senior Custom Convertible Notes

         In March 1998, $472,500 of principal and accrued and unpaid interest relating to SUGEN's outstanding senior custom convertible notes were converted into 40,000 shares of Common Stock at a price of $11.81 per share.

                                   SUGEN, Inc.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects" and similar expressions which are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. The Company's actual results could differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below as well as the factors discussed in the Company's Form 10-K for the year ended December 31, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


Overview

         SUGEN was founded in July 1991 to discover and develop new classes of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are involved in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. The Company's most advanced product candidate is SU101, a PDGF TK signalling antagonist. The Company has initiated a Phase III clinical trial for use of SU101 as a treatment for refractory malignant glioma during the first quarter of 1998. Additionally, SUGEN currently has underway a Phase II study of SU101 in combination with BCNU in front-line glioma and another Phase II study of SU101 mono-therapy in hormone refractory prostate cancer. To date, approximately 175 patients, including patients with brain, ovarian, prostate and non-small cell lung cancers, have been treated with SU101 in nine Company-sponsored clinical trials. The Company is also conducting its initial Phase I clinical trial for its second cancer product candidate, SU5416, a Flk-1/KDR TK antagonist which inhibits angiogenesis (the process by which blood vessels are formed). In addition, the Company is conducting a Phase I clinical trial for SU5271, an EGF antagonist, for the treatment of psoriasis. Through March 31, 1998, substantially all of the Company's revenue apart from interest income has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), ASTA Medica Aktiengesellschaft ("ASTA Medica") and Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., and Allergan, Inc. (collectively "Allergan"). The Company intends to pursue its cancer drug discovery programs independently in North America and its programs in other disease areas in collaboration with established pharmaceutical companies.

         The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of preclinical and clinical development activities as more of its proprietary cancer-related programs progress toward and into the clinic. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1998, the Company's accumulated deficit was $100.2 million.

Results of Operations

         The Company's revenues for the three months ended March 31, 1998 and 1997 were $1.6 million and $1.5 million, respectively. Revenues for the three months ended March 31, 1998 included contract revenue from the Allergan and Zeneca collaborations and a milestone earned in connection with the Company's collaboration with ASTA Medica. In addition to Allergan and Zeneca contract revenue, 1997 revenues included contract services revenue earned under the ASTA Medica collaboration for services provided by ASTA Medica pursuant to the collaboration but on non-collaboration programs. The Company expects to fully utilize the remaining available credit for contract services provided by ASTA Medica by the end of 1998, and thereafter will only recognize revenue under the ASTA Medica collaboration upon the achievement of specified milestones.

         Research and development expenses for the three months ended March 31, 1998 and 1997 were $9.4 million and $8.0 million, respectively. The increase during 1998 was primarily due to higher personnel related costs associated with the expansion of the Company's research and development programs. In addition, the progression of clinical activities, including expanded Phase II and Phase III studies of the Company's lead anti-cancer compound, SU101, and the initiation of Phase I studies of the Company's second cancer product candidate, SU5416, contributed to higher expenses during 1998. The Company expects that its research and development expenses will continue to grow in future years due to the hiring of personnel, additional preclinical studies, the progression of SU101 and SU5416 clinical trials, the initiation of new clinical trials on additional drug candidates and research and development activities pursuant to the Company's responsibilities under anticipated future collaborations.

         General and administrative expenses for the three months ended March 31, 1998 and 1997 were $1.8 million and $1.5 million, respectively. The increase in 1998 was primarily due to higher headcount related costs as well as additional expenses in the areas of corporate and business development. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's expanding research and development efforts.

         Interest income for the three months ended March 31, 1998 and 1997 were $979,000 and $693,000, respectively. This increase was due to higher investment balances arising primarily from issuances of the Company's capital stock and convertible debt. Interest expense for the three months ended March 31, 1998 and 1997 were $468,000 and $170,000, respectively. This increase was primarily due to the Company's continued use of capital lease financing for equipment and property improvements and expenses related to the issuance of senior custom convertible notes. The Company expects that interest expense will continue to increase in future years due to the continued use of capital lease financing for equipment and facility improvements.

Liquidity and Capital Resources

         At  March  31,  1998,  the  Company  had  cash,  cash  equivalents  and short-term investments of approximately $68.3 million compared with approximately $75.3 million at December 31, 1997. The decrease in cash and investments during the three months ended March 31, 1998 was primarily due to the net loss for the quarter.

         Through March 31, 1998, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, placements of the Company's Preferred and Common Stock and senior custom convertible notes, and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with Zeneca, Allergan and ASTA Medica, its cash, cash equivalents and short-term investments and capital lease financing. At March 31, 1998, the Company had combined capital lease lines of $5.6 million available for the purchase of equipment and facility improvements.

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

         Net additions of equipment and leasehold improvements for the three months ended March 31, 1998 and 1997 were $454,000 and $891,000, respectively. The decrease in capital additions during the first quarter of 1998 from the same period last year was primarily due to the timing of equipment purchases and facility improvements. Capital additions during the first quarter of 1997 primarily included the costs associated with the initial phases of a limited facility expansion and continued investment in enhancing the Company's laboratory capabilities. The Company expects that its capital additions for 1998 will be higher than that of the prior year primarily due to anticipated facility improvements in connection with the build-to-suit facility lease agreement which was entered into in June 1997. Construction of the new facility is targeted for completion during the fourth quarter of 1998, which coincides with the expiration of the Company's current facility leases. Although the Company has not expended significant amounts to date, the Company expects to invest in facility improvements and incur move related costs during the course of the year as it approaches building completion. Accordingly, it is expected that the Company's capital lease obligations and related interest expense, as well as its depreciation expense, will increase in future periods.

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

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Company has reviewed its existing software programs for Year 2000 compliance and believes that all of its internal application systems are currently in compliance. The Company is in the process of initiating formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The project is estimated to be completed by early 1999, which is prior to any anticipated impact on its operations. The Company does not expect the costs of Year 2000 compliance to have a material impact on the Company's financial results. However, there can be no assurance as to the effect on the Company of the failure of third parties, with whom the Company works, to achieve Year 2000 compliance on a timely basis.

         The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date three drug candidates (SU101, SU5271 and SU5416) have entered clinical trials. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for several more years, even if they are developed successfully and proven to be safe and effective. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. Substantially all of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. Many of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including uncertainties regarding protection of patents and proprietary rights, government regulation, competition, employee issues, manufacturing uncertainties, the Company's lack of sales and marketing capabilities, uncertainty of market acceptance of the Company's products, and uncertainties regarding pharmaceutical pricing and reimbursement.

                           PART II. OTHER INFORMATION


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Exhibit Number                      Description
--------------                      -----------

         3.1             Restated Certificate of Incorporation (2)
         3.2(ii)         Bylaws of the Registrant (1)
         3.3             Certificate   of   Designation   of   Series  A  Junior
                         Participating Preferred Stock of the Registrant (3)
         10.70           Common  Stock  Purchase  Agreement,  dated  January 12,
                         1998,   between   the   Registrant   and  Asta   Medica
                         Aktiengesellschaft.
         10.71+          First Amendment to Lease, dated March 18, 1998, between
                         the  Registrant  and  Britannia  Pointe  Grand  Limited
                         Partnership.
         27              Financial Data Schedule


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


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 13, 1998                          SUGEN, Inc.
         ------------



By:    /s/ Stephen Evans-Freke                 By:  /s/ Susan M. Kanaya
       ------------------------------------         ---------------------------
       Stephen Evans-Freke                          Susan M. Kanaya
       Chairman of the Board and                    Treasurer
       Principal Executive and Financial            Principal Accounting Officer
       Officer

                                   SUGEN, Inc.

                                  EXHIBIT INDEX


Exhibit Number                      Description
--------------                      -----------

         3.1             Restated Certificate of Incorporation (2)
         3.2(ii)         Bylaws of the Registrant (1)
         3.3             Certificate   of   Designation   of   Series  A  Junior
                         Participating Preferred Stock of the Registrant (3)
         10.70           Common  Stock  Purchase  Agreement,  dated  January 12,
                         1998,   between   the   Registrant   and  Asta   Medica
                         Aktiengesellschaft.
         10.71+          First Amendment to Lease, dated March 18, 1998, between
                         the  Registrant  and  Britannia  Pointe  Grand  Limited
                         Partnership.
         27              Financial Data Schedule


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