Form 10-Q
period 1998-06-30
SUGEN INC
filed 1998-08-14
CIK 908121

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------

                                    FORM 10-Q
(Mark one)

   X       Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
-------    Exchange Act of 1934. For the quarterly period ended June 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value; 16,165,399 shares outstanding at July 31, 1998.

================================================================================

                                   SUGEN, Inc.

                                      INDEX

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements and Notes

                  Condensed Balance Sheets - June 30, 1998
                  and December 31, 1997                                   3

                  Statements of Operations - for the three and six
                  months ended June 30, 1998 and 1997                     4

                  Condensed Statements of Cash Flows - for the six
                  months ended June 30, 1998 and 1997                     5

                  Notes to Financial Statements                           6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8

PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds               13

Item 4.           Submission of Matters to a Vote of Security Holders     13

Item 5.           Other Information                                       14

Item 6.           Exhibits and Reports on Form 8-K                        14

Signatures                                                                15

Exhibit Index                                                             16

                          PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS AND NOTES


                                   SUGEN, Inc.

                            CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                          June 30,  December 31,
                                                           1998         1997
                                                         ---------    ---------
ASSETS                                                  (unaudited)      (1)
Current assets:
        Cash and cash equivalents                        $  15,792    $  23,816
        Short-term investments                              46,694       51,479
        Accounts receivable                                    204          237
        Prepaid expenses and other current assets              778          754
                                                         ---------    ---------
              Total current assets                          63,468       76,286

Property and equipment, net                                  4,757        4,601
Other assets                                                 2,780        3,938
                                                         =========    =========
                                                         $  71,005    $  84,825
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                 $   2,578    $   1,991
        Accrued liabilities                                 12,704       10,267
        Deferred contract revenue                              625          625
        Capital lease obligations - current portion          2,398        2,277
                                                         ---------    ---------
              Total current liabilities                     18,305       15,160

Long-term liabilities:
        Capital lease obligations - non-current portion      3,934        3,152
        Senior custom convertible notes                      9,273       17,500
                                                         ---------    ---------
              Total long-term liabilities                   13,207       20,652

Stockholders' equity:

        Common stock                                       152,340      141,579
        Deferred compensation                                 (952)        (695)
        Note receivable from stockholder                      (883)        (883)
        Accumulated deficit                               (111,012)     (90,988)
                                                         ---------    ---------
              Total stockholders' equity                    39,493       49,013
                                                         ---------    ---------
                                                         $  71,005    $  84,825
                                                         =========    =========


(1) Derived from audited financial statements at this date.



                             See accompanying notes.


                                                             SUGEN, Inc.

                                                      STATEMENTS OF OPERATIONS
                                              (In thousands, except per share amounts)
                                                             (unaudited)


                                                                               Three Months Ended               Six Months Ended
                                                                                   June 30,                        June 30,
                                                                           ------------------------        -------------------------
                                                                             1998            1997            1998            1997
                                                                           --------        --------        --------        --------
Contract revenue (includes amounts from
   related party)                                                          $  2,351        $  1,484        $  3,996        $  2,971

Costs and expenses:
   Research and development                                                  11,711           8,570          21,143          16,576
   General and administrative                                                 1,999           1,512           3,844           2,990
                                                                           --------        --------        --------        --------
      Total costs and expenses                                               13,710          10,082          24,987          19,566
                                                                           --------        --------        --------        --------

Operating loss                                                              (11,359)         (8,598)        (20,991)        (16,595)

Other income and expenses:
   Interest income                                                              883             610           1,862           1,303
   Interest expense                                                            (399)           (174)           (867)           (344)
                                                                           --------        --------        --------        --------
      Other income, net                                                         484             436             995             959
                                                                           ========        ========        ========        ========
Net loss                                                                   $(10,875)       $ (8,162)       $(19,996)       $(15,636)
                                                                           ========        ========        ========        ========


Basic and diluted net loss per share                                       $  (0.69)       $  (0.62)       $  (1.28)       $  (1.20)
                                                                           ========        ========        ========        ========

Shares used in computing basic and diluted net loss
  per share                                                                  15,721          13,079          15,533          13,050
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

                                                                 4


                                                             SUGEN, Inc.

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                          Increase (decrease) in cash and cash equivalents
                                                           (In thousands)
                                                             (unaudited)

                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                      ------------------------------
                                                                                                        1998                 1997
                                                                                                      --------             --------
Cash flows from operating activities
Net loss                                                                                              $(19,996)            $(15,636)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation and amortization                                                                      1,919                1,500
      Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                                                            9                 (136)
        Other assets                                                                                       (47)                (206)
        Accounts payable                                                                                   587                1,706
        Accrued liabilities                                                                              2,482                 (617)
                                                                                                      --------             --------
Net cash used in operating activities                                                                  (15,046)             (13,389)
                                                                                                      --------             --------

Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net                                              4,757               (3,179)
Purchases of property and equipment, net                                                                (1,730)              (1,255)
                                                                                                      --------             --------
Net cash provided by (used in) investing activities                                                      3,027               (4,434)
                                                                                                      --------             --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                                                              3,092                  580
Proceeds from lease financing of property and equipment                                                  2,102                1,534
Payments under capital lease obligations                                                                (1,199)                (958)
                                                                                                      --------             --------
Net cash provided by financing activities                                                                3,995                1,156
                                                                                                      --------             --------

Net decrease in cash and cash equivalents                                                               (8,024)             (16,667)
Cash and cash equivalents at beginning of period                                                        23,816               24,852
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $ 15,792             $  8,185
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

                                   SUGEN, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Summary of Significant Accounting Policies

         Basis of Presentation

         The financial information at June 30, 1998 and for the six months ended June 30, 1998 and 1997 is unaudited but includes all adjustments (consisting only of normal recurring adjustments) which SUGEN, Inc. (the "Company") considers necessary for the fair presentation of the financial position at such date and the operating results and cash flows for those periods. The accompanying condensed financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K filed with the Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

         First Quarter Adoption of Statement 130, Reporting Comprehensive Income

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustment, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. The adoption by the Company of SFAS 130 on January 1, 1998 had no material impact on the Company's net income or stockholders' equity through June 30, 1998.

2.       Accrued Liabilities

         The components of accrued liabilities consist of the following:

                                                         June 30,   December 31,
                                                           1998           1997
                                                         -------         -------
                                                              (In thousands)

            Accrued research & development services      $ 7,128         $ 5,351
            Accrued compensation                           1,409           1,176
            Accrued professional fees                        967             859
            Other                                          3,200           2,881
                                                         -------         -------
                                                         $12,704         $10,267
                                                         =======         =======

                                   SUGEN, Inc.

                    NOTES TO FINANCIAL STATEMENTS (continued)

                                   (Unaudited)


3.       Research and Development Collaboration Agreements - ProChon Biotech
         Limited

         In June 1998, the Company entered into a collaboration with ProChon Biotech Limited ("ProChon") to discover and develop small molecule signal transduction inhibitors for the treatment of achondroplasia and other growth disorders. In connection with this collaboration, the Company received $3.0 million comprised of a $750,000 initial research payment and $2.25 million for the purchase of 93,750 shares of SUGEN Common Stock at $24.00 per share. In addition, the Company will receive payments upon achievement of certain milestones and royalties with respect to worldwide sales of collaboration products.

4.       Senior Custom Convertible Notes

         Through June 30, 1998, $8.2 million of principal and accrued and unpaid interest relating to the Company's outstanding senior custom convertible notes were converted into 657,660 shares of SUGEN Common Stock at a weighted average price of $12.61 per share.

5.       Subsequent Events

         Allergan, Inc.

         In July 1998, the first milestone in connection with the Company's collaboration with Allergan, Inc. was achieved in the angiogenesis program for the treatment of ophthalmic diseases. The $500,000 Allergan milestone, before any royalties, will be reflected in contract revenue for the quarter ended September 30, 1998.

         Taiho Pharmaceutical Ltd.

         In July 1998, the Company entered into an agreement with Taiho Pharmaceutical Ltd. ("Taiho") for the development and commercialization of the Company's angiogenesis inhibitors for the prevention and treatment of cancer. In connection with this agreement, Taiho will receive marketing rights in Japan, while the Company will retain marketing rights for the rest of the world. The Company will also receive an initial research payment, research and development funding, and additional payments upon the achievement of certain milestones. The Company has retained the rights to manufacture and supply products to Taiho for sale in Japan.

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

Overview

         SUGEN, Inc. ("SUGEN" or the "Company") was founded in July 1991 to discover and develop new classes of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are involved in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. The Company's most advanced product candidate is SU101, a PDGF TK signalling antagonist. The Company initiated a Phase III clinical trial for use of SU101 as a treatment for refractory malignant glioma during the first quarter of 1998. Additionally, SUGEN currently has underway a Phase II study of SU101 in combination with BCNU in front-line glioma and two Phase II studies of SU101 mono-therapy in ovarian and hormone refractory prostate cancer. To date, approximately 248 patients, including patients with brain, ovarian, prostate and non-small cell lung cancers, have been treated with SU101 in nine Company-sponsored clinical trials. The Company's second cancer product candidate, SU5416, is a Flk-1/KDR TK antagonist which inhibits angiogenesis (the process by which blood vessels are formed). Currently the Company is conducting initial Phase I clinical trials for SU5416 in Europe and the U.S. and a Phase I/II study of SU5416 in Kaposi's Sarcoma. In addition, the Company is conducting a Phase I clinical trial for SU5271, an EGF antagonist, for the treatment of psoriasis. Through June 30, 1998, substantially all of the Company's revenue apart from interest income has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), ASTA Medica Aktiengesellschaft ("ASTA Medica") and Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., and Allergan, Inc. (collectively "Allergan"). The Company intends to pursue its cancer drug discovery programs independently in North America and its programs in other disease areas in collaboration with established pharmaceutical companies.

         In July 1998, the Company entered into an agreement with Taiho Pharmaceutical Ltd. ("Taiho") for the development and commercialization of the Company's angiogenesis inhibitors for the prevention and treatment of cancer. In accordance with the agreement, Taiho will receive marketing rights in Japan, while the Company will retain marketing rights for the rest of the world. In addition, the Company will receive an initial research payment, research and development funding, and additional payments upon the achievement of certain milestones. The Company has retained the rights to manufacture and supply products to Taiho for sale in Japan.

         The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of preclinical and clinical development activities as more of its proprietary cancer-related programs progress into the clinic. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1998, the Company's accumulated deficit was $111.0 million.

Results of Operations

     The Company's revenues for the three and six months ended June 30, 1998 were $2.4 million and $4.0 million, respectively. These results compare to revenues of $1.5 million and $3.0 million for the same periods last year. Revenues for the three and six months ended June 30, 1998 included contract revenue from the Allergan and Zeneca collaborations, milestone and some contract services revenue (services rendered by ASTA Medica pursuant to the collaboration but on non-collaboration programs) earned under the ASTA Medica collaboration and recognition of the initial research payment received in connection with a collaboration with ProChon Biotech Limited ("ProChon"). In 1997, revenue included contract revenue from the Allergan and Zeneca collaborations and contract services revenue earned under the ASTA Medica collaboration for non-collaboration programs. The Company expects to fully utilize the remaining available credit for contract services provided by ASTA Medica by the end of 1998, and thereafter will only recognize revenue under the ASTA Medica collaboration upon the achievement of specified milestones.

     Research and development expenses increased to $11.7 million and $21.1 million for the three and six months ended June 30, 1998, respectively, from $8.6 million and $16.6 million for the same periods last year. The increase during 1998 was primarily due to higher personnel related costs associated with the expansion of clinical development activities, including expanded Phase II studies and initiating a Phase III study of the Company's lead anti-cancer compound, SU101. The initiation of Phase I and Phase I/II studies of the Company's second cancer product candidate, SU5416, also contributed to higher expenses during 1998. The Company expects that its research and development expenses will continue to grow in future periods due to the hiring of personnel, additional preclinical studies, the progression of SU101, SU5416 and additional drug candidates in clinical trials, and research and development activities pursuant to the Company's commitments under anticipated future collaborations.

         General and administrative expenses for the three and six months ended June 30, 1998 were $2.0 million and $3.8 million, respectively. These results compare to expenses of $1.5 million and $3.0 million for the same periods last year. The increase in 1998 was primarily due to higher headcount related costs as well as additional expenses in the areas of corporate and business development. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's expanding research and development efforts.

         Interest income for the three and six months ended June 30, 1998 was $883,000 and $1.9 million, respectively, compared to $610,000 and $1.3 million earned for the same periods last year. The increase from prior year was due to higher investment balances arising primarily from issuances of the Company's capital stock and senior custom convertible notes. Interest expense for the three and six months ended June 30, 1998 was $399,000 and $867,000, respectively, compared to $174,000 and $344,000 for the same periods last year. This increase was primarily due to the Company's continued use of capital lease financing for equipment and property improvements and expenses related to the issuance of senior custom convertible notes.

Liquidity and Capital Resources

          At June 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $62.5 million compared with approximately $75.3 million at December 31, 1997. The decrease in cash and investments during the six months ended June 30, 1998 was primarily due to operating losses partially offset by the issuance of SUGEN Common Stock in connection with the ProChon collaboration.

         Through June 1998, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, placements of the Company's Preferred and Common Stock and senior custom convertible notes, and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with Zeneca, Taiho, Allergan and ASTA Medica, its cash, cash equivalents and short-term investments and capital lease financing. At June 30, 1998, the Company had combined capital lease lines of $4.3 million available for the purchase of equipment and facility improvements.

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

         Net additions of equipment and leasehold improvements for the six months ended June 30, 1998 were $1.7 million compared to $1.3 million spent during the same period last year. Capital additions during the first half of 1998 primarily related to costs associated with the build-to-suit facility. Capital additions during the first quarter of 1997 primarily included the costs associated with the initial phases of a limited facility expansion and continued investment in enhancing the Company's laboratory capabilities. The Company expects that its capital additions for 1998 will continue to be higher than that of the prior year primarily due to anticipated facility improvements in connection with the build-to-suit facility lease agreement which was entered into in June 1997. Construction of the new facility is targeted for completion during the fourth quarter of 1998, which coincides with the expiration of the Company's current facility leases. As building completion approaches, the Company will continue to invest in facility improvements and incur move related costs during the course of the year. The Company anticipates that substantially all facility improvement costs associated with the build-out and equipping of the new facility will be financed through a tenant improvements allowance negotiated with the landlord as part of the long term lease agreement and through additional financial facilities arranged with third parties. It is expected that the Company's capital lease obligations, related interest expense, and facility related expenses, will increase in future periods.

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

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities. The Company has reviewed its existing software programs to identify and address programs that may require upgrading or reprogramming to address the Year 2000 Issue and believes its internal applications systems are currently in compliance. The Company is in the process of initiating formal communications with all of its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The project is estimated to be completed early 1999, which is prior to any anticipated impact on its operations. The Company does not expect the costs of Year 2000 compliance to have a material impact on the Company's financial results. However, there can be no assurance that all third parties, with whom the Company works to achieve Year 2000 compliance on a timely basis for systems related to their interactions with the Company, or that failure to achieve Year 2000 by such entities will not have a material adverse effect on the Company.

         The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date three drug candidates (SU101, SU5271 and SU5416) have entered clinical trials. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for several more years, even if they are developed successfully and proven to be safe and effective. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. Substantially all of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. Some of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is in part dependent on the research and development efforts of these collaborators with respect to those products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of those products covered by the collaborations in many jurisdictions. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the

Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including uncertainties regarding protection of patents and proprietary rights, government regulation, competition, employee issues, manufacturing uncertainties, the Company's lack of sales and marketing capabilities, uncertainty of market acceptance of the Company's products, and uncertainties regarding pharmaceutical pricing and reimbursement.

                           PART II. OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         In connection with the ProChon collaboration, the Company entered into a Common Stock Purchase Agreement, dated as of June 30, 1998, pursuant to which an affiliate of ProChon purchased 93,750 shares of SUGEN Common Stock at $24.00 per share for an aggregate purchase price of $2.25 million in a private placement exempt from registration under Rule 505 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 20, 1998, the Company held its 1998 Annual Meeting of Stockholders. The following actions were taken at the meeting:

(a) The following two directors were each elected for a three-year term expiring at the 2001 Annual Meeting of Stockholders:

              1. 12,599,210 shares voted in favor of Stephen Evans-Freke and 370,170 shares withheld their vote;

              2. 12,599,555 shares voted in favor of Axel Ullrich, Ph.D. and 369,825 shares withheld their vote;

         The following individuals' terms of office as directors continued after the meeting:

              Jeremy L. Curnock Cook
              Charles M. Hartman
              Heinrich Kuhn
              Donald E. Nickelson
              Bruce R. Ross
              Richard D. Sprizzirri

(b)     1.   A proposal to approve an  amendment  to the  Company's  1992 Stock
              Option Plan, as amended, to increase the aggregate number of shares of Common Stock available for issuance by 750,000 shares:
              7,379,863 shares were voted in favor of the proposal, 1,316,455 shares were voted against the proposal, 414,627 shares abstained and 3,858,435 shares were broker non-votes.

         2. A proposal to approve an amendment to the Company's 1994 Non-Employee Directors' Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock available for issuance by 150,000 shares: 8,749,959 shares were voted in favor of the proposal, 138,583 shares were voted against the proposal, 222,403 shares abstained and 3,858,435 shares were broker non-votes.

         3. The ratification of the selection of Ernst & Young LLP as the Company's independent auditors: 12,742,349 shares were voted in favor of the proposal, 13,975 shares were voted against the proposal, 213,056 shares abstained and zero shares were broker non-votes.

Item 5.       OTHER INFORMATION

              Michael A. Wall resigned from the Company's Board of Directors effective June 2, 1998 in order to cut back on his business commitments during his retirement.

              Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between February 18, 1999 and March 20, 1999 (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit Number                      Description

            3.1          Restated Certificate of Incorporation (2)
            3.2(ii)      Bylaws of the Registrant (1)
            3.3          Certificate of Designation of Series A Junior
                           Participating  Preferred Stock of the Registrant (3)
           10.72         Common Stock Purchase Agreement, dated June 30, 1998,
                           between the Registrant and Oceana Investment
                           Corporation PLC.
           10.73+        Heads of  Agreement,  dated June 30, 1998,  between the
                           Registrant and ProChon Biotech Limited.
           27            Financial Data Schedule

----------------
              +          The Registrant has requested confidential treatment
                           with respect to portions of this Exhibit.
             (1)         Incorporated  by  reference  to  identically   numbered
                           exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
             (2)         Incorporated   by  reference  to  identically  numbered
                           exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report of Form 10-K for the year ended December 31, 1994.
             (3)         Filed as an exhibit  to  the  Form  8-K Current  Report
                           dated July 26, 1995 and incorporated herein by reference.

(b)           Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    August 12, 1998                                  SUGEN, Inc.
         -------------------------------




By:    /s/ Stephen Evans-Freke                            By:   /s/ Susan M. Kanaya
       ---------------------------------                        ----------------------------
       Stephen Evans-Freke                                      Susan M. Kanaya
       Chairman of the Board and                                Treasurer
       Principal Executive and Financial                        Principal Accounting Officer
       Officer



                                   SUGEN, Inc.

                                  EXHIBIT INDEX


Exhibit Number                      Description
--------------                      -----------

         3.1             Restated Certificate of Incorporation (2)
         3.2(ii)         Bylaws of the Registrant (1)
         3.3             Certificate of Designation of Series A Junior
                           Participating  Preferred Stock of the Registrant (3)
         10.72           Common Stock Purchase Agreement, dated June 30, 1998,
                           between the Registrant and Oceana Investment
                           Corporation PLC.
         10.73+          Heads  of  Agreement, dated  June  30,  1998,   between
                           the Registrant and ProChon Biotech Limited.
         27              Financial Data Schedule


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