Form 10-Q
period 1998-09-30
SUGEN INC
filed 1998-11-13
CIK 908121

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q
(Mark one)

 X     Quarterly  report  pursuant  to  Section  13 or 15(d)  of the  Securities
---    Exchange Act of 1934. For the quarterly period ended September 30, 1998.

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


          230 East Grand Avenue, South San Francisco, California 94080
                    (address of principal executive offices)


                                 (650) 553-8300
              (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value; 16,399,209 shares outstanding at October 31, 1998.


================================================================================

                                   SUGEN, Inc.

                                      INDEX



                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION                                          --------

Item 1.  Financial Statements and Notes

         Condensed Consolidated Balance Sheets - September 30, 1998
         and December 31, 1997                                              3

         Condensed Consolidated Statements of Operations -
         for the three and nine months ended September 30, 1998 and 1997    4

         Condensed Consolidated Statements of Cash Flows - for the nine
         months ended September 30, 1998 and 1997                           5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                8

PART II. OTHER INFORMATION

Item 5.  Other Information                                                 13

Item 6.  Exhibits and Reports on Form 8-K                                  13

Signatures                                                                 14

Exhibit Index                                                              15

                                                    PART I. FINANCIAL INFORMATION


Item 1.   FINANCIAL STATEMENTS AND NOTES

                                                             SUGEN, Inc.

                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                                September 30,           December 31,
                                                                                                    1998                    1997
                                                                                                  ---------               ---------
ASSETS                                                                                           (unaudited)                 (1)
Current assets:
        Cash and cash equivalents                                                                 $  15,390               $  23,816
        Short-term investments                                                                       38,912                  51,479
        Prepaid expenses and other current assets                                                     1,174                     991
                                                                                                  ---------               ---------
              Total current assets                                                                   55,476                  76,286

Property and equipment, net                                                                           5,600                   4,601
Other assets                                                                                          2,604                   3,938
                                                                                                  ---------               ---------
                                                                                                  $  63,680               $  84,825
                                                                                                  =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                                                          $   2,732               $   1,991
        Accrued liabilities                                                                          13,767                  10,267
        Deferred contract revenue                                                                       625                     625
        Capital lease obligations - current portion                                                   2,534                   2,277
                                                                                                  ---------               ---------
              Total current liabilities                                                              19,658                  15,160

Long-term liabilities:
        Capital lease obligations - non-current portion                                               4,741                   3,152
        Senior custom convertible notes                                                               7,369                  17,500
                                                                                                  ---------               ---------
              Total long-term liabilities                                                            12,110                  20,652

Stockholders' equity:

        Common stock                                                                                154,494                 141,579
        Deferred compensation                                                                          (839)                   (695)
        Note receivable from stockholder                                                               (883)                   (883)
        Accumulated deficit                                                                        (120,860)                (90,988)
                                                                                                  ---------               ---------
              Total stockholders' equity                                                             31,912                  49,013
                                                                                                  ---------               ---------
                                                                                                  $  63,680               $  84,825
                                                                                                  =========               =========

(1) Derived from audited financial statements at this date.


                                                       See accompanying notes.

                                                             SUGEN, Inc.

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share amounts)
                                                             (unaudited)

                                                                             Three Months Ended               Nine Months Ended
                                                                                September 30,                   September 30,
                                                                           ------------------------        ------------------------
                                                                             1998            1997            1998            1997
                                                                           --------        --------        --------        --------
Contract revenue (includes amounts from
   related party)                                                          $  5,164        $  1,336        $  9,160        $  4,307

Costs and expenses:
    Research and development                                                 12,682           8,728          33,825          25,304
    General and administrative                                                2,925           1,660           6,769           4,650
                                                                           --------        --------        --------        --------
       Total costs and expenses                                              15,607          10,388          40,594          29,954
                                                                           --------        --------        --------        --------

Operating loss                                                              (10,443)         (9,052)        (31,434)        (25,647)

Other income and expenses:
    Interest income                                                             815             576           2,677           1,879
    Interest expense                                                           (337)           (249)         (1,204)           (593)
                                                                           --------        --------        --------        --------
       Other income, net                                                        478             327           1,473           1,286
                                                                           --------        --------        --------        --------
Net loss                                                                   $ (9,965)       $ (8,725)       $(29,961)       $(24,361)
                                                                           ========        ========        ========        ========


Basic and diluted net loss per share                                       $  (0.62)       $  (0.66)       $  (1.90)       $  (1.86)
                                                                           ========        ========        ========        ========

Shares used in computing basic and diluted net loss
  per share                                                                  16,171          13,137          15,746          13,079
                                                                           ========        ========        ========        ========

                                                       See accompanying notes.

                                                             SUGEN, Inc.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Increase (decrease) in cash and cash equivalents
                                                           (In thousands)
                                                             (unaudited)

                                                                                                           Nine Months Ended
                                                                                                             September 30,
                                                                                                       ----------------------------
                                                                                                         1998                1997
                                                                                                       --------            --------
Cash flows from operating activities
Net loss                                                                                               $(29,961)           $(24,361)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
      Depreciation and amortization                                                                       2,858               2,271
      Deferred revenue                                                                                     --                   250
      Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                                                          (183)                 72
        Other assets                                                                                       (163)             (1,339)
        Accounts payable                                                                                    741               1,037
        Accrued liabilities                                                                               3,557                 580
                                                                                                       --------            --------
Net cash used in operating activities                                                                   (23,151)            (21,490)
                                                                                                       --------            --------

Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net                                              12,656               4,998
Purchases of property and equipment, net                                                                 (3,358)             (1,800)
                                                                                                       --------            --------
Net cash provided by investing activities                                                                 9,298               3,198
                                                                                                       --------            --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                                                               3,581               1,118
Proceeds from issuance of senior custom convertible notes                                                  --                17,500
Proceeds from lease financing of property and equipment                                                   3,702               1,895
Payments under capital lease obligations                                                                 (1,856)             (1,540)
                                                                                                       --------            --------
Net cash provided by financing activities                                                                 5,427              18,973
                                                                                                       --------            --------

Net (decrease) increase in cash and cash equivalents                                                     (8,426)                681
Cash and cash equivalents at beginning of period                                                         23,816              24,852
                                                                                                       --------            --------
Cash and cash equivalents at end of period                                                             $ 15,390            $ 25,533
                                                                                                       ========            ========

                                                       See accompanying notes.

                                   SUGEN, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.   Summary of Organization and Significant Accounting Policies

     Basis of Presentation

     The accompanying condensed consolidated financial statements include the accounts of SUGEN, Inc. (the "Company") and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements as of September 30, 1998, the condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the financial position at such date and the operating results and cash flows for those periods are included. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

     Subsidiary

     In June 1998, the Company established SUGEN International AG ("SUGEN International"), incorporated in the Canton of Zug, Switzerland, as a wholly-owned subsidiary having no independent operations through September 30, 1998. SUGEN Europe AG ("SUGEN Europe") was established in August 1998, as a wholly-owned subsidiary of SUGEN International. SUGEN International and SUGEN Europe will hold certain rights to the Company's technology portfolio outside of North America.

     Formation Costs

     Formation costs associated with the establishment of the subsidiaries are expensed as incurred. These costs include legal, tax and accounting fees.

     Foreign Currency Translation

     The functional currency of the Company's wholly-owned subsidiaries is the Swiss Franc. Assets and liabilities of the subsidiaries are translated at the United States Dollar exchange rate in effect at each period end. Amounts included in the subsidiaries' statements of operations are translated at the average rate of exchange prevailing during the period. Adjustments resulting from the translation of financial statements denominated in Swiss Francs, if significant, are reflected as a separate component of consolidated stockholders' equity.

                                   SUGEN, Inc.

                                   (Unaudited)

2.   Accrued Liabilities

     The components of accrued liabilities consist of the following:

                                                     September 30,  December 31,
                                                         1998         1997
                                                        -------     -------
                                                          (In thousands)
     Accrued research & development services            $ 8,017     $ 5,351
     Accrued compensation                                 1,479       1,176
     Accrued professional fees                            1,203
                                                                        859
     Other                                                3,068       2,881
                                                        -------     -------
                                                        $13,767     $10,267
                                                        =======     =======


3.   Research and Development Collaboration Agreements

     Allergan, Inc.

     In July 1998, the first milestone in connection with the Company's collaboration with Allergan, Inc. was achieved in the angiogenesis program for the treatment of ophthalmic diseases. The $437,500 Allergan milestone, net of royalties, is included in contract revenue.

     Taiho Pharmaceutical Ltd.

     In July 1998, the Company entered into an agreement with Taiho Pharmaceutical Ltd. ("Taiho") for the development and commercialization of the Company's angiogenesis inhibitors for the prevention and treatment of cancer. In connection with this agreement, Taiho will receive marketing rights in Japan, while the Company will retain marketing rights for the rest of the world. The Company received an initial research payment, and will receive research and development funding and additional payments upon the achievement of certain milestones. The Company has retained the rights to manufacture and supply products to Taiho for sale in Japan.

4.   Senior Custom Convertible Notes

     From January through September 30, 1998, $10.2 million of principal and accrued and unpaid interest relating to the Company's outstanding senior custom convertible notes were converted into 854,106 shares of Common Stock at a weighted average price of $12.05 per share.

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

Overview

     SUGEN, Inc. ("SUGEN" or the "Company") was founded in July 1991 to discover and develop new classes of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are involved in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. The Company's most advanced product candidate is SU101, a PDGF TK signalling antagonist. The Company initiated a Phase III clinical trial for use of SU101 as a treatment for refractory malignant glioma during the first quarter of 1998. Additionally, SUGEN currently has underway multiple Phase II studies including SU101 in combination with BCNU in front-line glioma, mono-therapy in ovarian and non-small cell lung cancer and mono-therapy and in combination with mitozantrone in hormone refractory prostate cancer. To date, approximately 313 patients, including patients with brain, ovarian, prostate and non-small cell lung cancers, have been treated with SU101 in eleven Company-sponsored clinical trials. The Company's second cancer product candidate, SU5416, is a Flk-1/KDR TK antagonist which inhibits angiogenesis (the process by which blood vessels are formed). Currently, the Company is conducting multiple Phase I clinical trials for SU5416 in solid tumors in Europe and the U.S. and a Phase I/II study of SU5416 in Kaposi's sarcoma. In addition, the Company is conducting a Phase I clinical trial for SU5271, an EGF antagonist, for the treatment of psoriasis. Through September 30, 1998, substantially all of the Company's revenue apart from interest income has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), ASTA Medica Aktiengesellschaft ("ASTA Medica"), Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., and Allergan, Inc. (collectively "Allergan") and Taiho Pharmaceutical Ltd. ("Taiho"). The Company intends to pursue its cancer drug discovery programs independently in North America and its programs in other disease areas in collaboration with established pharmaceutical companies.

     In June 1998, the Company established SUGEN International AG ("SUGEN International"), incorporated in the Canton of Zug, Switzerland, as a wholly-owned subsidiary having no independent operations through September 30, 1998. SUGEN Europe AG ("SUGEN Europe") was established in August 1998, as a wholly-owned subsidiary of SUGEN International. SUGEN International and SUGEN Europe will hold certain rights to the Company's technology portfolio outside of North America.

     The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of preclinical and clinical development activities as more of its proprietary cancer-related programs progress into the clinic. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of September 30, 1998, the Company's accumulated deficit was $120.9 million.

Results of Operations

     The Company's revenues for the three and nine months ended September 30, 1998 were $5.2 million and $9.2 million, respectively. These results compare to revenues of $1.3 million and $4.3 million for the same periods last year.
Revenues for the three and nine months ended September 30, 1998 included contract revenue from the Zeneca, Taiho and Allergan collaborations, milestones and contract services revenue (services rendered by ASTA Medica pursuant to the collaboration but on non-collaboration programs) and recognition of the initial research payment received in connection with a collaboration with ProChon Biotech Limited. In 1997, revenue included contract revenue from the Allergan and Zeneca collaborations and contract services revenue earned under the ASTA Medica collaboration for non-collaboration programs. The Company expects to fully utilize the remaining available credit for contract services provided by ASTA Medica by the end of 1998, and thereafter will only recognize revenue under the ASTA Medica collaboration upon the achievement of specified milestones.

     Research and development expenses increased to $12.7 million and $33.8 million for the three and nine months ended September 30, 1998, respectively, from $8.7 million and $25.3 million for the same periods last year. The increase during 1998 was primarily due to higher personnel related costs associated with the expansion of clinical development activities, including expanded Phase II studies and initiating a Phase III study of the Company's lead anti-cancer compound, SU101. The initiation of Phase I and Phase I/II studies of the Company's second cancer product candidate, SU5416, also contributed to higher expenses during 1998. The Company expects that its research and development expenses will continue to grow in future periods due to the hiring of personnel, additional preclinical studies, the progression of SU101, SU5416 and additional drug candidates in clinical trials, and research and development activities pursuant to the Company's commitments under anticipated future collaborations.

     General and administrative expenses for the three and nine months ended September 30, 1998 were $2.9 million and $6.8 million, respectively. These results compare to expenses of $1.7 million and $4.7 million for the same periods last year. The increase in 1998 was primarily due to higher headcount related costs, costs associated with the formation of the Company's international subsidiaries, as well as additional expenses in the areas of corporate and business development. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's expanding research and development efforts both internationally and domestically.

     Interest income for the three and nine months ended September 30, 1998 was $815,000 and $2.7 million, respectively, compared to $576,000 and $1.9 million earned for the same periods last year. The increase from prior year was due to higher investment balances arising primarily from issuances of the Company's capital stock and senior custom convertible notes. Interest expense for the three and nine months ended September 30, 1998 was $337,000 and $1.2 million, respectively, compared to $249,000 and $593,000 for the same periods last year. This increase was primarily due to the Company's continued use of capital lease financing for equipment and property improvements and expenses related to the issuance of senior custom convertible notes.

Liquidity and Capital Resources

     At September 30, 1998, the Company had cash, cash equivalents and short-term investments of approximately $54.3 million compared to approximately $75.3 million at December 31, 1997. The decrease in cash and investments during the nine months ended September 30, 1998 was primarily due to operating losses partially offset by the issuance of Common Stock.

     Through September 1998, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, placements of the Company's Preferred and Common Stock and senior custom convertible notes, and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with Zeneca, Taiho, Allergan and ASTA Medica, its cash, cash equivalents and short-term investments and capital lease financing. At September 30, 1998, the Company had a capital lease line of $2.7 million available for the purchase of equipment and facility improvements.

     The Company has entered into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments. Under these programs, commitments for external research funding are approximately $1.7 million, $1.6 million, $1.4 million and $1.1 million in 1998, 1999, 2000 and 2001, respectively. Most of these commitments are cancelable within a three-to-nine month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation. The Company anticipates renewing certain contracts that expired in 1997 which will increase future commitments beyond the levels indicated above for 1999 through 2001.

     From time to time, the Company evaluates potential investments in complementary businesses, products or technologies. Currently, the Company is considering modest investments in such complementary businesses during 1998. The Company has no other present undertakings, commitments or agreements with respect to investments in other businesses.

     Net additions of equipment and leasehold improvements for the nine months ended September 30, 1998 were $3.4 million compared to $1.8 million spent during the same period last year. Capital additions during the year primarily related to costs associated with the Company's new build-to-suit facility. Capital additions during the first nine months of 1997 primarily included the costs associated with a limited facility expansion and the continued investment in enhancing the Company's laboratory capabilities. In October 1998, the Company's build-to-suit facility was completed, coinciding with the expiration of the pre-existing facility leases. A majority of facility improvement costs associated with the build-out and equipping of the new facility have been financed through a tenant improvements allowance negotiated with the landlord as part of the long term lease agreement and through additional financial facilities arranged with third parties. It is expected that the Company's capital lease obligations, related interest expense and facility related expenses will increase in future periods, including non-recurring move related costs in the fourth quarter of 1998.

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

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities. The Company has reviewed its existing software programs to identify and address programs that may require upgrading or reprogramming to address the Year 2000 Issue and believes its internal applications systems are currently in compliance. The Company has initiated formal communications with all of its significant suppliers and other significant third parties to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 Issues. The project is estimated to be completed early to mid 1999, which is prior to any anticipated impact on its operations. Additionally, the Company is in the process of developing contingency plans for implementation in the event the Company, its significant suppliers or other significant third parties fail to adequately address Year 2000 issues. Such plans principally involve identifying alternative vendors or internal remediation. There can be no assurance that any such plans will fully mitigate such failures or problems. Furthermore, there may be certain significant third parties, such as utilities, telecommunication companies, or material vendors where alternative arrangements or sources are limited or unavailable.

     To date, the Company has not incurred material Year 2000 compliance costs and does not expect any future costs to have a material impact on the Company's financial results. However, there can be no assurance that all third parties, with whom the Company works to achieve Year 2000 compliance on a timely basis for systems related to their interactions with the Company, or that failure to achieve Year 2000 by such entities will not have a material adverse effect on the Company.

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

                           PART II. OTHER INFORMATION


Item 5.       OTHER INFORMATION

         Charles M. Hartman resigned from the Company's Board of Directors effective July 30, 1998. This resignation reflects the normal transition of venture capital representatives of the board of directors of companies in which a venture fund's investment stake has been reduced as a result of distributing venture fund shares.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

   Exhibit Number                 Description
   --------------                 -----------
      3.1              Restated Certificate of Incorporation (2)
      3.2(ii)          Bylaws of the Registrant (1)
      3.3              Certificate   of   Designation   of   Series   A   Junior
                         Participating Preferred Stock of the Registrant (3)
     10.74+            Collaboration Agreement, dated July 28, 1998, between the
                         Registrant,  SUGEN   International,   AG,   and   Taiho
                         Pharmaceutical Co., Ltd.
     27                Financial Data Schedule

------------------------

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

(b)           Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November  11, 1998                           SUGEN, Inc.
      ----------------------------------



By: /s/ Stephen Evans-Freke                    By: /s/ James L. Knighton
    ------------------------------------           -----------------------------
    Stephen Evans-Freke                            James L. Knighton
    Chairman of the Board and                      Senior Vice President and
    Principal Executive Officer                    Principal Financial Officer

                                   SUGEN, Inc.

                                  EXHIBIT INDEX


  Exhibit Number                      Description
  --------------                      -----------
      3.1              Restated Certificate of Incorporation (2)
      3.2(ii)          Bylaws of the Registrant (1)
      3.3              Certificate   of   Designation   of   Series   A   Junior
                         Participating Preferred Stock of the Registrant (3)
     10.74+            Collaboration Agreement, dated July 28, 1998, between the
                         Registrant,  SUGEN   International,   AG,   and   Taiho
                         Pharmaceutical Co., Ltd.
     27                Financial Data Schedule

------------------------

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