Form 10-K405
period 1998-12-31
SUGEN INC
filed 1999-03-31
CIK 908121

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K
(Mark one)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 1998.

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

                             Commission File Number:
                                     0-24814
                             -----------------------

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

                           Common Stock $.01 par value
                         Preferred Share Purchase Rights
                       -----------------------------------

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

The aggregate market value of the of the Common Stock of the registrant held by non-affiliates as of March 15, 1999 was $180,348,242. (1)

The number shares of Common Stock outstanding at March 15, 1999 was 16,734,658 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Portions of Registrant's Definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting are incorporated herein by reference in Part III of this Report.

----------
(1) Excludes 6,007,944 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 15, 1999.

================================================================================

PART I

Item 1.           BUSINESS

         This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are subject to the "safe harbor" created by those sections. These forward-looking statements include, but are not limited to, statements concerning the Company's plans to: continue development of its current product candidates; conduct clinical trials with respect to SU101, SU5416, SU6668 and other product candidates; utilize the Company's capital resources and the time periods related thereto; seek regulatory approvals; engage third-party manufacturers to supply its clinical trials and commercial requirements; establish a marketing, sales and distribution capability; and evaluate additional product candidates for subsequent clinical and commercial development. These forward-looking statements may be found in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections of this Annual Report on Form 10-K. Forward-looking statements not specifically set forth above may also be found in these and other sections of the Annual Report on Form 10-K. Each statement is based on the current expectations of the Company and is subject to the risks and uncertainties inherent in the Company's business. In accordance with the Private Securities Litigation Reform Act of 1995, the Company reminds investors that all such "forward-looking statements" are necessarily only estimates of future results and that the actual results achieved by the Company may differ materially from these current expectations due to a number of factors, including
(i) the Company's technological success in developing lead compounds and products; (ii) the availability and terms of financing of the Company's operations; (iii) the actions of third parties, including collaborators and competitors; (iv) the demonstration of the safety and efficacy of the Company's products at each stage of clinical development; (v) the ability to obtain patent and other proprietary rights protection for the Company's products; (vi) the receipt of timely regulatory approval of the Company's products; (vii) the ability to manufacture product candidates in commercial quantities at reasonable costs and in a manner acceptable to various regulatory authorities; and (viii) market acceptance of the Company's products. Factors creating uncertainty are discussed in more detail in individual sections of this Annual Report on Form 10-K. In particular, see the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

         SUGEN is a biopharmaceutical company focused on the discovery and development of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are regulated by cell-surface receptors or intracellular signalling molecules known as tyrosine kinases ("TKs"), tyrosine phosphatases ("TPs") and serine-threonine kinases ("STKs"), three of the largest known families of receptors in the body and key regulators of critical cellular functions. Aberrant signalling of TKs, TPs and STKs has been shown to result in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. The Company believes that compounds designed to target certain kinases and phosphatases and inhibit enzyme activity or prevent the binding of downstream signalling molecules make attractive therapeutic product candidates. The Company's research and development efforts in signal transduction are based in part upon the pioneering accomplishments of SUGEN's founding scientists, Dr. Axel Ullrich of Max-Planck-Institut fur Biochemie ("MPI") and Dr. Joseph Schlessinger of New York University Medical Center ("NYU").

         SU101, the Company's most advanced product candidate, is an inhibitor of the platelet-derived growth factor receptor ("PDGF TK") signalling pathway. Imbalances in the PDGF TK signalling pathway have been shown by SUGEN and others to be implicated in significant subsets of certain types of cancers, including brain, prostate, lung and ovarian. The Company initiated a Phase III clinical trial in refractory glioblastoma (an aggressive type of brain cancer) in the first quarter of 1998 and expects to conduct an interim analysis by year end. A Phase II study of SU101 as single agent therapy for refractory anaplastic astrocytoma, another type of malignant brain tumor, is also being conducted in parallel with the Phase III trial, and at the same centers. A

Phase II clinical trial of SU101 in combination with BCNU, the chemotherapy drug that is part of the standard treatment regimen in newly diagnosed brain cancer patients, was initiated in mid-1997, and is expected to be completed by mid-year. The Company is also conducting a pilot study of SU101 in combination with mitoxantrone, in preparation for a pivotal Phase III trial as combination front-line therapy in hormone-refractory prostate cancer patients, set to begin later this year. In addition, the Company has ongoing Phase II trials in ovarian and non small cell lung cancers, set for completion in mid 2000. To date, over 400 patients have been treated with SU101 in 13 Company-sponsored clinical trials.

         The Company initiated Phase I clinical testing in September 1997 with its lead angiogenesis inhibitor, SU5416, a Flk-1/KDR TK inhibitor, which is designed to inhibit the growth and spread of cancer by preventing the formation of new blood vessels (angiogenesis) required to nourish the tumor. To date, SU5416 has shown an excellent safety profile in over 100 patients with a range of solid tumors, including advanced colorectal, lung and renal cell cancers, and AIDS-related Kaposi's sarcoma; anecdotal indications of activity have been observed in a number of patients, including prolonged periods of stable disease and some instances of tumor shrinkage. After extensive consultation with numerous oncology opinion leaders, the Company announced plans to accelerate the development of SU5416 with the initiation of Phase III clinical trials in non small cell lung and colorectal cancers, and Phase II/III studies in AIDS-related Kaposi's sarcoma in the U.S. and Europe this year. Meanwhile, the Company will be working with certain investigators on NCI-sponsored Phase II studies in other cancer indications. This strategy may expedite the commercialization of SU5416, which has the potential to become the first specific angiogenesis inhibitor to reach the U.S. market. There can be no assurance that this commercialization strategy will result in accelerated commercialization of SU5416 or that other angiogenesis inhibitors will not receive regulatory approval prior to any approval of SU5416.

         SUGEN's third novel anti-cancer drug candidate is SU6668, which combines both angiogenic and cytostatic anti-tumor activity by selectively blocking multiple targets involved in the growth and spread of tumors, including the Flk-1/KDR, PDGF and fibroblast growth factor (FGF) receptors. SU6668 is currently in Phase I clinical trials in Europe and in the U.S. using intravenous and oral formulations, respectively. Both studies are expected to conclude in the later half of 1999.

         SUGEN is also pursuing additional cancer-related drug development programs, including Pan-Her, Met-TK, CDK2, GRB2, Raf and other proprietary programs, many of which have lead compounds now undergoing in vivo pharmacology studies. The Company currently plans to select a lead compound for a small molecule Pan-Her inhibitor this year, and expects to identify a clinical candidate for either the Met-TK or CDK2 program in 1999. However, there can be no assurance that lead compounds will emerge in any of these programs in 1999, or at all.

         SUGEN is also applying its drug discovery and development platform to areas outside oncology, including ophthalmology, rheumatoid arthritis, cardiovascular disease, diabetes, and immunology. The Company is awaiting final results of a Phase I/II clinical trial with SU5271, an epidermal growth factor receptor ("EGF TK") antagonist, for the treatment of psoriasis; however, the results seen to date have not been compelling, and given the Company's prioritization on its cancer programs, the Company does not currently anticipate moving forward into Phase II with SU5271.

         SUGEN employs a target-driven approach to drug discovery and development. The Company believes that the receptors and signal transduction pathways that play a causative role in disease states are attractive targets for drug design and development. SUGEN's drug discovery platform consists of:

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

         SUGEN is concurrently pursuing two business strategies for commercialization of its products and technologies. In the cancer field, SUGEN intends to build a vertically integrated oncology business in North America, with the objective of bringing to market a family of target-specific signal transduction inhibitors proprietary to SUGEN. To market its products effectively, the Company currently intends to build a focused U.S. sales force to target the major cancer treatment centers and may explore alliances with potential marketing and distribution partners to optimize sales. On the European front, SUGEN recently established SUGEN Europe AG ("SUGEN Europe") as a currently wholly owned subsidiary in Schaffhausen, Switzerland. This new entity has become the European licensee for SUGEN's cancer pipeline, with a mission to build a strong and profitable cancer business in Europe. While the Company had initially planned to license European rights to its products to a fully integrated pharmaceutical company, SUGEN has concluded that the available financial terms of that route would not adequately reflect the market potential of its products in such a potentially rapidly growing market. SUGEN Europe expects to work with four or five national distribution partners who bring a strong local presence on a pan-European scale to maximize product revenue. The first of these distribution agreements has been concluded with Esteve S.A. of Spain, and active negotiations are ongoing with respect to the other European territories. The Company also plans to seek additional corporate partners to fund product development and to commercialize its products in the rest of the world. In Japan, the Company entered into an agreement with Taiho Pharmaceutical Ltd. ("Taiho") for the development and commercialization of SUGEN's angiogenesis inhibitors for the treatment of cancer. Under this agreement, Taiho contributes to the worldwide development and clinical trials costs of SU5416 and SU6668, pays certain milestones, and receives Japanese commercial rights; SUGEN, through its affiliate, SUGEN International AG ("SUGEN International"), may provide finished product to Taiho on prenegotiated terms. While the Company generally intends to retain rights to its cancer programs in North America, SUGEN is funding a portion of its ongoing cancer research through a collaboration with Zeneca Limited ("Zeneca") for the development of five cancer targets including the Aurora2, an oncogene overexpressed in more than 50% of primary colorectal cancers. Pursuant to its agreement with Zeneca, the Company will have the opportunity to obtain profit participation rights in the North American market by contributing to clinical development costs as incurred and in addition will receive milestone payments and royalties on worldwide sales. Finally, the Company is collaborating with ASTA Medica Aktiengesellschaft ("ASTA Medica") of Germany with respect to its Pan-Her and Raf programs currently in drug discovery; ASTA Medica makes certain payments to SUGEN, and receives European and Latin American commercial rights in cancer.

         Outside of oncology, the Company's strategy is to seek corporate collaborations or joint ventures to which SUGEN contributes validated targets, screening technologies and drug leads while the partner provides the disease-specific and drug development expertise as well as marketing experience, in addition to providing funding to bring these potential products to market. As part of this strategy, the Company entered into a collaboration with Vision Pharmaceuticals, L.P., an affiliate of Allergan, Inc., and Allergan, Inc. (collectively, "Allergan") for angiogenesis inhibition in ophthalmic applications. The Company also has an agreement with ProChon Biotech Ltd. ("ProChon") for the development of drugs for the treatment of achondroplasia and other growth disorders.

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

         Ligands are chemical messengers, usually released by one cell to communicate with a target cell by binding to specific receptors on the target cell's surface. A receptor generally takes the form of a protein that straddles a cell's membrane, with its "ligand binding domain" protruding out of the cell and its "intracellular domain" anchored inside the cell. When a ligand binds to its receptor, the newly formed receptor/ligand complex triggers the activation of a cascade of downstream signalling molecules, thereby transmitting the message from the exterior of the cell to its nucleus. When the message is received in the nucleus, it dictates the activation or suppression of specific genes, resulting in the production of proteins that carry out a specific biological response. Depending on the specific ligand, receptor and downstream signalling molecules, the resulting signalling cascade may affect different cellular processes responsible for growth, differentiation, migration or metabolism.

Tyrosine Kinases, Tyrosine Phosphatases and Serine-Threonine Kinases in Signal Transduction

         Kinases and phosphatases are classes of signalling molecules that are central to the healthy functioning of all tissues. The Company's research focus in this area has been on TKs, TPs and selected STKs. At present, there are approximately 100 known human TKs, including Her2, PDGF TK, and EGF TK, all of which have been cloned over the last 14 years. TPs were not discovered until 1988, and at present SUGEN believes there are approximately 95 known human TPs.

         Generally, when a ligand binds to receptor TKs, the receptors must dimerize (join in pairs at the cell surface) to become activated. This coupling activates a specific enzyme activity which resides within the intracellular domain of each TK. Upon activation, the TKs commence cross-phosphorylation, a process whereby phosphates (highly charged particles) are added to specific sites on each of the TKs. These phosphates serve as attachment sites in downstream signalling molecules. Many of these downstream signalling molecules in turn become phosphorylated themselves, enabling them to recruit their own substrates and thus pass on the signal.

         Complementing TKs are TPs, which were first characterized in detail by Dr. Edmond H. Fisher, a 1992 Nobel Laureate, SUGEN collaborator and member of SUGEN's Science Advisory Board. While the TKs phosphorylate target proteins to exert their activity, the TPs remove phosphates from target proteins, thereby regulating the activity of the TKs. Generally, when a receptor TK is activated by its ligand, a given biologic response is triggered. Conversely, when a TP is activated, there is usually down regulation of a given biologic response. In this manner, TKs can be visualized as the "gas pedal" and TPs as the "brake pedal" for numerous biological processes. Many cellular responses are thus regulated by the balance between specific TKs and TPs.

         The most abundant kinases in the cell are STKs, enzymes which are involved in controlling the cell cycle, the response of the cell to environmental stress, the development of certain cells and tissues, and other processes such as metabolism.

Diseases and Disorders Related to TK, TP and STK Signalling Pathways

         TKs, TPs, STKs and their signalling pathways play key roles in a variety of normal cellular functions involving virtually every cell type in the body. Examples include the growth of epithelial cells (skin and lining tissues of internal organs), angiogenesis, proliferation of connective tissue cells (fibroblasts), survival and differentiation of nerve cells and regeneration of tissues during wound healing. While normal cellular function involves a balance between kinase and phosphatase activity, imbalances between these molecules have been shown to result in a variety of chronic and acute pathological conditions, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immunologic disorders.

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

Product Development Programs

         TKs, TPs, STKs and their signalling pathways are implicated in a broad number of diseases. SUGEN focuses its product development efforts on those areas which represent significant market opportunities and for which the disease processes and signalling pathways are well understood. The Company has several novel product candidates in various stages of development for disease areas in which there is a critical need for major advances in efficacy and safety over currently available therapies. These diseases include cancer as well as diabetes, immunologic, and cardiovascular disorders. See "-Overview."

         The following table outlines SUGEN's development and research programs which are being pursued either independently by SUGEN or in collaboration with the Company's partners:

------------------------------------------------------------------------------------------------------------------
        Program                        Indication(s)                  Status(1)                Rights
------------------------------------------------------------------------------------------------------------------
                                                      Cancer
------------------------------------------------------------------------------------------------------------------
SU101                        First Relapse malignant glioma        Phase III          SUGEN
PDGF TK Inhibitor             - Monotherapy
                             Newly diagnosed malignant glioma      Phase II
                              - Combination therapy with BCNU
                             Prostate cancer                       Phase I/II pilot
                             Combination therapy  with             to prepare for
                             mitoxantrone                          Phase III
                             Ovarian, lung and anaplastic          Phase II
                             astrocytoma
------------------------------------------------------------------------------------------------------------------
SU5416                       Angiogenesis inhibition               Phase I            Taiho
Flk-1/KDR TK Antagonist       - Most solid tumor types                                  Japan
                             Colorectal cancer                     Phase III          SUGEN
                             Non small cell lung cancer            (summer)             United States and rest of
                             AIDS-related Kaposi's sarcoma         Phase III            world
                                                                   Phase II/III
------------------------------------------------------------------------------------------------------------------
SU6668                       Angiogenic and cytostatic anti-tumor  Phase I            SUGEN
Broad Spectrum Inhibitor     activity                                                   United States and rest of
                             - Most solid  tumors                                       World
                                                                                      Taiho, Japan
------------------------------------------------------------------------------------------------------------------
Raf Antagonist               Pancreatic, bladder cancers           Lead compounds     SUGEN
                                                                                        United States and rest of
                                                                                        world
                                                                                       ASTA Medical
                                                                                         Europe and South America
------------------------------------------------------------------------------------------------------------------
Pan-Her Antagonist           Breast, ovarian, gastric, lung, head  Preclinical        SUGEN
                             and neck, prostate cancers                                 United States and rest of
                                                                                          world
                                                                                        ASTA Medical
                                                                                          Europe and South America
------------------------------------------------------------------------------------------------------------------
GRB2 Antagonist              Multiple TK-driven tumors             Lead compounds     SUGEN
------------------------------------------------------------------------------------------------------------------
Met TK Antagonist            Stomach, colorectal and lung cancers  Screening          SUGEN
------------------------------------------------------------------------------------------------------------------
Five cancer targets,         Certain major cancers                 Research and       Zeneca
  including the Aurora2                                            screening
------------------------------------------------------------------------------------------------------------------
Other proprietary programs   Various cancers                       Research and       SUGEN
                                                                   screening
------------------------------------------------------------------------------------------------------------------
                                                  Other Programs
------------------------------------------------------------------------------------------------------------------
Insulin TP Antagonist        Diabetes Type I/Type II               Preclinical        SUGEN
------------------------------------------------------------------------------------------------------------------
Immunology targets           Immune suppression, acute             Research and       SUGEN
                             inflammation                          screening
------------------------------------------------------------------------------------------------------------------
Flk-1/KDR TK Antagonist      Rheumatoid arthritis                  Preclinical        SUGEN
(other targets)
------------------------------------------------------------------------------------------------------------------
Flk-1/KDR TK Antagonist      Angiogenesis inhibition in            Preclinical        Allergan
(other targets)              ophthalmology
                              - Diabetic retinopathy
                              - Macular degeneration
------------------------------------------------------------------------------------------------------------------
Neurology targets            Neurodegenerative diseases            Research and       SUGEN
                                                                   screening
------------------------------------------------------------------------------------------------------------------
PDGF TK Antagonist           Cardiovascular diseases               Lead compounds     SUGEN
(and other targets)
------------------------------------------------------------------------------------------------------------------

(1)     "Research"                  Cloning and  characterization  of novel TKs,
                                    TPs, STKs and related downstream  signalling
                                    molecules   (Target    Identification)   and
                                    validation  of the  role,  if any,  of those
                                    molecules   in  a  given   disease   (Target
                                    Validation).

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

         As a result of the close linkage between TK, TP and STK aberrations and cancer, SUGEN believes that certain cancers can be recategorized according to specific TK, TP and STK signalling pathway defects rather than merely by physical location in the body (e.g., breast, lung, brain). Several observations support this approach; TK overexpression is not a transient phenomenon. Cancer cells that exhibit TK overexpression do so continuously. In addition, in many cases a cancer cell exhibits heavy overexpression of only one TK. For instance, when cancer cells metastasize from a Her2-dependent tumor and establish themselves at a remote site in the body, the distal tumor has also been observed to overexpress Her2. Furthermore, SUGEN has shown that certain tumor cells that overexpress a TK are more sensitive to TK inhibitors than normal cells. The Company believes that these observations are the basis for a new approach to cancer therapy which might commence with a sample of biopsy material being sent to a pathology lab for gene expression profiling in order to determine the nature of the cellular abnormality, such as overexpression of a TK. This diagnosis could then be used to select the appropriate target-specific signal transduction inhibitor for treatment.

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

SU101/PDGF TK Antagonist. SU101 is a synthetic small molecule which inhibits the platelet-derived growth factor receptor signalling pathway. PDGF is a growth factor ligand that stimulates the growth of a variety of cell types through binding to the PDGF TK. The PDGF TK was first cloned by a group of collaborators led by Dr. Ullrich in 1983. In December 1994, the Company filed its first IND with the Food and Drug Administration ("FDA") for SU101, a PDGF TK signalling antagonist.

         Imbalances in the PDGF TK signalling pathway have been shown by SUGEN and others to be implicated in certain types of cancers, including brain, prostate, lung and ovarian cancers. The Company initiated a Phase III clinical trial in refractory glioblastoma (an aggressive type of brain cancer) in the first quarter of 1998 and expects to conduct an interim analysis by year end. A Phase II study of SU101 as single agent therapy for refractory anaplastic astrocytoma, another type of malignant brain tumor, is also being conducted in parallel with the Phase III trial, and at the same centers. A Phase II clinical trial of SU101 in combination with BCNU, the chemotherapy drug that is part of the standard treatment regimen in newly diagnosed brain cancer patients, was initiated in mid-1997, and is expected to be completed by mid-year. The Company is also conducting a pilot study of SU101 in combination with mitoxantrone, in preparation for a pivotal Phase III trial as combination front-line therapy in hormone-refractory prostate cancer patients, set to begin later this year. In addition, the Company has ongoing Phase II trials in ovarian, and non small cell lung cancers set for completion in mid 2000.

         In December 1997, the Company was awarded two method of use patents in the United States with respect to treating PDGF TK driven cancers with SU101. In March 1997, the U.S. patent office issued to SUGEN a patent on the formulation of SU101. The Company presently does not know if commercialization of SU101 will infringe certain patents issued to a large pharmaceutical company but believes that these patents may be subject to claims of invalidity as they relate to SU101. See "-Patents and Proprietary Technology."

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

         The Company entered Phase I clinical testing in September 1997 with SU5416, which to date has shown an excellent safety profile in over 100 patients with a range of solid tumors, including advanced colorectal, lung and renal cell cancers, and AIDS-related Kaposi's sarcoma. After extensive consultation with numerous oncology opinion leaders, the Company announced plans to accelerate the development of SU5416 with the initiation of Phase III clinical trials in non small cell lung and colorectal cancers, and Phase II/III studies in AIDS-related Kaposi's sarcoma in the U.S. and Europe this year. Meanwhile, the Company will be working with certain investigators on NCI-sponsored Phase II studies in other cancer indications. This strategy may expedite the commercialization of SU5416, which has the potential to become the first specific angiogenesis inhibitor to reach the U.S. market. There can be no assurance that this commercialization strategy will result in accelerated commercialization of SU5416 or that other angiogenesis inhibitors will not receive regulatory approval prior to any approval of SU5416.

         The Company had an exclusive research and licensing agreement with the Max-Planck-Institut fur Physiologische and Klinische Forschung ("MPP") (MPI and MPP are collectively referred to herein as "Max-Planck Society" or "MPS") to support the work of Dr. Werner Risau, who was a SUGEN consultant and a director of MPP, and his laboratory. Dr. Risau was one of the leading researchers in the field of angiogenesis. Dr. Risau died in August 1998, and the future of this collaboration has yet to be determined.

SU6668 Broad Spectrum Inhibitor. Through the Company's ongoing research and drug discovery efforts in angiogenesis, SUGEN has identified additional drug candidates which have demonstrated good potency on Flk-1/KDR, and additional targets including FGF-R and PDGF-R which inhibit both the angiogenic process and tumor growth and survival. In this regard, SUGEN has identified SU6668 as a compound with these features. SU6668 is currently in Phase I clinical trials in Europe and in the U.S. using intravenous and oral formulations, respectively. Both studies are expected to conclude in mid 1999.

Pan-Her Inhibitor. Her2 is a TK target, first cloned by Dr. Ullrich, which is believed to play an important role in certain aggressive breast, ovarian, gastric and lung cancers. Dr. Ullrich and Dr. Dennis Slamon of the University of California at Los Angeles Medical Center and member of SUGEN's Science Advisory and Clinical Advisory Boards have established the clinical relevance of overexpression of Her2 in human breast and ovarian cancers. In their study of approximately 200 patients, it was found that almost 30% of breast and ovarian cancer patients overexpress Her2 and that high levels of Her2 in a patient's tumor correlated with reduced survival time. Since that time, subsets of other types of human tumors have been shown to express high levels of Her2, including gastric and lung cancers. Animal data from several laboratories has demonstrated that the suppression of Her2 activity has a significant inhibitory effect on tumor growth, validating Her2 as a target for cancer therapy in the subset of patients that overexpress this TK.

         Genentech's Herceptin, the monoclonal antibody targeting Her2, has recently been approved for use in the treatment of certain Her2-positive cancers. While the Company believes that this approval may serve to validate the concept of targeting aberrant TKs in cancer, SUGEN believes that a small molecule inhibitor of Her2 TK in addition to the closely related Her1 and Her4 receptors (thus, a Pan-Her inhibitor) has the potential to be a more broadly applicable and useful product than the antibody approach. SUGEN has identified a number of small molecule inhibitors of Pan-Her targets. The Company is currently testing several of these molecules in animal models in order to identify the clinical candidate in 1999. SUGEN is pursuing its Pan-Her antagonist program in collaboration with ASTA Medica.

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

         SUGEN has developed proprietary Raf-based assays and has identified catalytic inhibitors of Raf. The Company believes that drugs that inhibit Raf signalling may arrest tumors driven by excessive Ras activity and other oncogenic targets. The Company has been pursuing its Raf antagonist program in collaboration with ASTA Medica.

Met TK Antagonist. Met TK activity may be implicated in a significant portion of tumors of the lung, stomach and colon. Moreover, Met TK may play a role in the metastasis of solid tumors to the bone, liver, and lung. SUGEN has recently completed target validation studies on Met TK, has established a target-specific screening cascade, and has derived compounds that are in evaluation for anti-metastatic behavior in animal models.

CDK2 Antagonist. Aberrant regulation of CDK2 protein kinase activity has been associated with a wide variety of cancers and tumor types. SUGEN has identified potent and selective inhibitors of the CDK2 STK that inhibit cell cycle progression and induce apoptosis. Lead finding efforts are under way to evaluate compounds for oral efficacy using animal models.

GRB2 Antagonist. Growth factor receptor binding protein 2 ("GRB2"), a downstream signalling adaptor molecule, was originally cloned by Dr. Schlessinger's laboratory. GRB2 has been shown to be an essential element in the signal transduction pathway of many TKs, particularly as a link between TKs and Ras. (See "Raf Antagonist" above). SUGEN is investigating the role of GRB2 in linking TK signalling to Ras activation in certain TK induced cancers, with the belief that inhibition of GRB2 might be of therapeutic benefit for a broad range of cancers typified by an activation of the TK-Ras pathway. SUGEN holds issued patents to claims on the GRB2 target and compounds to inhibit GRB2 mediated signalling. In vivo studies indicate efficacy in tumor growth inhibition with identified lead compounds when given by the oral route of administration.

Angiogenesis Inhibition for Ophthalmic Disorders. A number of ophthalmological disorders involve neovascularization of different regions of the eye. Since Flk-1/KDR TK and other tyrosine kinase targets have been shown to play a crucial role in ocular neovascularization, SUGEN and Allergan are collaborating to identify, develop and commercialize novel angiogenesis inhibitors for the treatment of ophthalmic diseases. In 1998, SUGEN and Allergan, using animal models, have validated TK targets in order to provide the framework to identify lead compounds. SUGEN and Allergan are currently in lead optimization to identify clinical-stage compounds.

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

         Dr. Ullrich was the first to clone the TK receptor to which insulin binds. In a normal state, the body secretes insulin which in turn binds to the insulin TK. These events activate the insulin TK signalling pathway, resulting in cellular uptake of glucose and glucose metabolism. In Type I and Type II diabetes, the TK signalling mechanism is impaired. Certain TPs appear to be involved in down regulating (dephosphorylating) the insulin TK signalling pathway. Recently, disruption of a tyrosine phosphatase gene has led to mice exhibiting features of human diabetes. This target validations work supports the premise long held by SUGEN that a small molecule which specifically inhibits TPs that regulate insulin TK signalling, would lead to increased glucose uptake and metabolism.

         SUGEN is currently optimizing lead compounds that inhibit TPs for use in the treatment of diabetes.

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

Immunology

         The role of TKs in the generation and maintenance of the human immune system has been well established by many researchers around the world. SUGEN has developed a diverse family of TK assays with application to the discovery of drugs for immunologic disorders. For example, ZAP-70, an intracellular TK, has been shown to be a primary regulator of T-lymphocyte cell activation of the immune system. This TK and other TK targets in the immune system represent drug discovery targets for identifying novel immunosuppressive and immuno-modulating drugs. SUGEN has identified potent and selective chemical leads for many of these targets and is progressing a number of these leads into animal studies.

SUGEN's Drug Discovery Technology

         SUGEN's primary mission is to discover and develop drugs that target specific TKs, TPs, and STKs. SUGEN's current drug discovery effort is focused primarily on the discovery of small molecule drugs derived from synthetic compound libraries. As compared to biologic pharmaceuticals such as proteins, peptides and carbohydrates, small molecules often offer advantages as potential drugs. Small molecules can more easily penetrate cell membranes and may provide more flexibility with respect to pharmacologic parameters, dose, and delivery, including by the oral route. SUGEN has been able to identify lead compounds in a number of its programs that:

         (1) penetrate the cell;
         (2) effect intracellular targets specifically;
         (3) modulate biological function without cytotoxicity;
         (4) show favorable oral bioavailability;
         (5) can be easily manufactured; and

         (6) show minimal systemic toxicity.

SUGEN's process of drug discovery includes:

         (1) target identification;
         (2) target  validation in relevant cellular and in vivo disease models;
         (3) drug screen assay design and screening of compounds for high quality chemical leads;
         (4) lead finding crystallography and computational chemistry; and
         (5) lead optimization using medicinal chemistry and pharmacologic screens.

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

         SUGEN's bioinformatics program starts with a physical repository of the approximately 550 protein kinases, 130 protein phosphatases, and 800 other signal transduction genes. These genes are placed onto a signal transduction chip, or DNA microarray, in order to study how their expression is regulated in normal and diseased tissue in addition to other genes discovered by SUGEN but not published to date. SUGEN also has a proprietary panel of oligonucleotide primers capable of recognizing genes that are minimally related to genes already in the SUGEN library. All of this information is supported by an in-house massively parallel computer processing platform capable of approximately 68,000 million instructions per second (mips) throughput. Using sophisticated pattern recognition algorithms, SUGEN is able to rapidly mine the public databases looking for new sequence material of interest, for the complete sequences of gene fragments identified from cells of interest, for additional members of newly discovered families of signal transduction genes, or for human homologs of genes from lower organisms where genetic studies provide information pertinent to the function of the new human gene.

         SUGEN has developed a proprietary DNA array based hybridization technology called transcript imaging, for which the Company has received a
United States patent. This technology enables SUGEN researchers to rapidly obtain a comprehensive analysis of the expressions level for all known TKs and TPs in a small sample of cells or tissue. SUGEN's transcript imaging allows the Company to identify signalling pathways that play key roles in specific cell types and, more importantly, to compare diseased cells to healthy cells in order to determine where aberrant signalling may play a causative role in a disease. For example, if a particular signal transduction gene is heavily overexpressed in a significant proportion of samples of a specific tumor type, that gene becomes a potential candidate for target validation. If the gene can subsequently be validated as playing a causative role in these tumors, it may be adopted as a target for drug discovery. SUGEN believes that this technology also has the potential to become an important diagnostic tool, an opportunity which SUGEN may seek to pursue in partnership with an established diagnostics company or otherwise.

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

Assay Design/Screening

         From its inception, SUGEN has built a strong assay development capability. The Company regards this capability as an important component of its proprietary position in the discovery and development of target-specific signal transduction inhibitor drugs. Assay quality has proven to be a very important determinant of whether screens favor the identification of high-quality chemical leads with the desired chemical features to make drugs. SUGEN employs both cell-based and biochemical assays in semi-automated format to support all drug discovery programs related to TKs, TPs and STKs and related signalling targets.

Lead Finding

         SUGEN's drug discovery process employs a cascade of tests including animal models to ensure that chemicals affect a specific target function that is consistent with each step of the screening cascade. By employing target-specific and proprietary screening cascades, SUGEN has identified and continues to identify high-quality lead compounds which are active in whole cell environments, are potent and specific on intracellular targets, and which have shown favorable features when tested in in vivo disease models where the target plays a role. SUGEN has obtained and generated various in-house chemical collections for screening. In addition, SUGEN has implemented combinational chemistry to generate focused chemical collections that effect protein kinase targets.

         SUGEN has integrated crystallographic analysis and computational chemistry into its drug discovery process. Work conducted in Dr. Schlessinger's laboratory at NYU, as well as with other collaborators, allows SUGEN scientists to elucidate the mechanism of compound interactions in the catalytic core of TKs and provides a basis for further directed synthetic chemistry efforts in lead generation and potential development of additional compounds against new targets.

Lead Optimization/Preclinical Development

         The objective of SUGEN's lead optimization program is to optimize the pharmacologic properties of lead compounds by designing and synthesizing compounds with the best chemical features for systemic efficacy and delivery with the fewest side effects. The lead optimization process uses a wide variety of in vivo pharmacologic endpoints in order to derive compounds with the best clinical utility. SUGEN's expertise derived from its development of several clinical-stage compounds has led to a proprietary source of information about the relationships between compounds, specific targets, and the pharmacologic properties of the compounds which maximizes the efficacious potential of compounds in the clinical setting and favors commercial potential.

Corporate and Clinical Development Collaborations

         The Company's approach to corporate partnering is different in cancer than it is in other disease areas. In the cancer field, SUGEN intends to build a vertically integrated oncology business in North America, with the objective of bringing to market a family of target-specific signal transduction inhibitors proprietary to SUGEN. To market its products effectively, the Company currently intends to build a focused U.S. sales force to target the major cancer treatment centers and may explore alliances with potential marketing and distribution partners to optimize sales. On the European front, SUGEN recently established SUGEN Europe as a currently wholly owned subsidiary in Schaffhausen, Switzerland. This new entity has become the European licensee for SUGEN's cancer pipeline, with a mission to build a strong and profitable cancer business in Europe. While the Company had initially planned to license European rights to its products to a fully integrated pharmaceutical company, SUGEN has concluded that the financial terms of that route would not adequately reflect the market potential of its products in such a potentially rapidly growing market. SUGEN Europe expects to work with four or five national distribution partners who bring a strong local presence on a pan-European scale to maximize product revenue. The first of these distribution agreements has been concluded with Esteve S.A. of Spain, and active negotiations are ongoing with respect to the other European territories. The Company plans to seek additional corporate partners to fund product development and to commercialize its products in the rest of the world. In Japan, the Company entered into an agreement with Taiho for the development and commercialization of SUGEN's angiogenesis inhibitors for the treatment of cancer. Under this agreement, Taiho contributes to the worldwide development and clinical trials costs of SU5416 and SU6668, pays certain milestones, and receives Japanese commercial rights; SUGEN, through its affiliate, SUGEN International, may provide finished product to Taiho on prenegotiated terms. While the Company generally intends to retain rights to its cancer programs in North America, SUGEN is funding a portion of its ongoing cancer research through a collaboration with Zeneca for the development of five cancer targets, including Aurora2, an oncogene overexpressed in more than 50% of primary colorectal cancers. Pursuant to its agreement with Zeneca, the Company will have the opportunity to obtain profit participation rights in the North American market by contributing to clinical development costs as incurred and will receive milestone payments and royalties on worldwide sales. Outside of oncology, the Company's strategy is to seek corporate collaborations or joint ventures to which SUGEN contributes validated targets, screening technologies and drug leads while the partner provides the disease-specific and drug development expertise as well as marketing experience, in addition to providing funding to bring potential products to market. As part of this strategy, the Company entered into a collaboration with Allergan for angiogenesis inhibition in ophthalmic applications resulting from the Company's Flk-1/KDR TK antagonist program. The Company also has an agreement with ProChon for the development of drugs for the treatment of achondroplasia and other growth disorders.

Zeneca Limited

         In January 1995, the Company established a research collaboration with Zeneca. In this collaboration, Zeneca and the Company seek to discover and develop novel small molecule signal transduction inhibitors that address certain substantial oncology markets. The collaboration covers five cancer programs, but excludes all programs upon which the Company is currently building its own cancer business. The two companies have agreed upon specific programs to be included initially in the collaboration, with Zeneca supporting SUGEN's work on these programs for an initial term of five years. The research term is due to expire in March 2000 unless renewed by mutual consent. SUGEN performs target identification, target validation, assay development and screening for initial leads, while Zeneca scientists concentrate on lead identification and optimization and preclinical and clinical development activities. Zeneca will market collaboration products worldwide. SUGEN has also granted Zeneca a right of first negotiation to expand this collaboration in order to encompass additional SUGEN cancer research projects, but has specifically excluded the cancer related projects that SUGEN already has in development.

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

ASTA Medica Aktiengesellschaft

         In December 1995, SUGEN and ASTA Medica entered into a collaboration to research, develop, manufacture, market and distribute potential oncology products based upon the Company's Pan-Her antagonist and Raf antagonist programs. Under the terms of the collaboration, ASTA Medica will undertake the medicinal chemistry and pharmaceutical development work on SUGEN's drug candidates, and will perform preclinical and clinical development in Europe in accordance with FDA standards. ASTA Medica paid SUGEN a $4.0 million technology set-up fee and is providing additional consideration in the form of services provided by ASTA Medica pursuant to the collaboration but on non-collaboration programs. Additionally, ASTA Medica purchased $9.0 million of Common Stock at a price of $20.88 per share. In January 1998, SUGEN and ASTA Medica decided to proceed into clinical development with their Pan-Her cancer program, marking the first milestone in SUGEN's collaboration with ASTA Medica. ASTA Medica exercised its option to satisfy its $500,000 milestone obligation by the purchase of 18,665 shares of SUGEN Common Stock at a price of approximately $26.79 per share of which the premium above fair market value was recorded as revenue. ASTA Medica has subsequently made certain cash payments and has purchased additional SUGEN shares in connection with modifications to the collaboration agreement as they relate to the Pan-Her program. In due course, SUGEN may receive additional milestone payments in the two programs if they are successful. The agreement provides for ASTA Medica to receive exclusive marketing rights to collaboration products in Greater Europe (including countries and territories located in the former Soviet Union) and South America, subject to an obligation to pay royalties on net sales in such territories to SUGEN. ASTA Medica also has the right of first offer to manufacture product to be sold in SUGEN territories. SUGEN retains marketing rights in the rest of the world, subject to a royalty payable to ASTA Medica in most circumstances.

         ASTA Medica is an international pharmaceutical company headquartered in Germany. The Company's research and development is focused on cancer, respiratory diseases/allergies and disorders of the central nervous system/epilepsy. The company is owned by Degussa, a company active in the fields of chemicals, health and nutrition, as well as banking and precious metals.

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

         In July 1998, the Company received its first milestone payment of $437,500, net of royalties to third parties, triggered by the identification and validation of the kinase receptors playing the primary role in the angiogenic component of these diseases

Taiho Pharmaceutical Ltd.

         In July 1998, the Company entered into an agreement with Taiho for the development and commercialization of the Company's angiogenesis inhibitors for the prevention and treatment of cancer. In connection with this agreement, Taiho will receive marketing rights in Japan, while the Company will retain marketing rights for the rest of the world. The Company received an initial research payment, is receiving research and development funding and will receive additional payments upon the achievement of certain milestones. The Company has retained the rights to manufacture and supply finished products to Taiho for sale in Japan on prenegotiated terms.

ProChon Biotech Limited

In June 1998, the Company entered into a collaboration with ProChon Biotech Limited ("ProChon") to discover and develop small molecule signal transduction inhibitors for the treatment of achondroplasia and other growth disorders. In connection with this collaboration, the Company received $3.0 million comprised of a $750,000 initial research payment and a $2.25 million stock purchase of 93,750 shares of SUGEN Common Stock at $24.00 per share. In addition, the Company will receive payments upon achievement of certain milestones and royalties with respect to worldwide sales of collaboration products.

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

Max-Planck Society

         SUGEN has formed research collaborations with two institutes of the Max-Plank Society ("MPS") in Germany. These collaborations include licenses from Garching Innovation GmbH ("Garching"), the licensing arm of MPS.

         Max-Planck-Institut fur Biochemie. The Company entered into a research and license agreement with MPI and Garching which expired in August 1997 but is expected to be renewed in modified form. This agreement grants SUGEN an exclusive worldwide license to the commercial uses of TK and TP technology being developed at MPI under the leadership of Dr. Ullrich. The scope of the research program includes identification, isolation and cloning of novel receptor TKs and TPs, characterization of signal transduction pathway components and investigation of the normal biological role of these proteins as well as their role in disease. SUGEN's license to technology developed before or during the research program will survive indefinitely unless MPI terminates the agreement upon insolvency of the Company or due to a material breach by the Company. Upon such termination of the agreement, MPI will continue to own the rights to the technology it has developed under the agreement. The Company is obligated to pay royalties on sales of any products using this technology. As part of this arrangement, MPS currently owns 200,000 shares of SUGEN Common Stock purchased at the Company's formation.

         Max-Planck-Institut  fur  Physiologische und Klinische  Forschung.  The
Company had an exclusive research and licensing agreement with the Max-Planck-Institut fur Physiologische and Klinische Forschung ("MPP") (MPI and MPP are collectively referred to herein as "Max-Planck Society" or "MPS") to support the work of Dr. Werner Risau, who was a SUGEN consultant and a director of MPP, and his laboratory. Dr. Risau was one of the leading researchers in the field of angiogenesis. Dr. Risau died in August 1998, and the future of this collaboration has yet to be determined.

Other Sources of Materials for Screening

         The Company has entered into a number of agreements designed to obtain novel biochemical and biological compounds and extracts for screening in its proprietary assay systems. These agreements cover a broad range of chemical entities from sources across the world. SUGEN also has an agreement with Panlabs, Inc. of Bothell, Washington for the supply of microbial and fungal extracts and the isolation and identification of active components from these extracts. The original agreement was entered into in March 1993 and is renewable for successive one year periods. The agreement most recently was amended in early 1997, under which Panlabs will supply the Company with a significant number of extracts from which the Company can select a portion to be designated as "selected organisms." SUGEN will own all rights to the selected organisms and the active compounds produced by them, including any derivatives. Panlabs is supplying other companies with similar extracts under similar conditions. In June 1995, SUGEN and Toyama Prefectural University of Tokyo initiated a collaboration to discover new drugs for the treatment of cancer and other diseases by inhibiting TKs and TPs and related molecules. A research team headed by Professor Toshikazu Oki in the University's Biotechnology Research Center is provided to SUGEN compounds from Toyama's microbial strain libraries for testing of potential biological activity. The collaboration ended with the departure of Professor Oki in the fourth quarter of 1998. In July 1996, SUGEN and the
Institutes  of Botany  and  Microbiology  of the  Chinese  Academy  of  Sciences
initiated  exclusive   collaborations  to  discover  novel  signal  transduction
inhibitor candidates and pharmacophores. The Institute of Botany and the Institute of Microbiology have provided to SUGEN extracts from the Institutes' plant and microbial collections for testing of potential biological activity against SUGEN's signal transduction targets. Other SUGEN compound sources include natural product libraries from around the globe, including microbial, fungal and plant extracts, as well as additional sources of small organic compounds.

Patents and Proprietary Technology

         SUGEN's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and in other countries. Patent matters in biotechnology, and in particular with respect to receptors as screening tools and/or the DNA encoding them, are highly uncertain and involve complex legal and factual questions. Accordingly, the availability of and breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. As of January 31, 1999, SUGEN held exclusive rights to at least 45 issued U.S. patents, had exclusive rights to at least 20 U.S. patent applications for which notices of allowance had been received and had filed and/or held exclusive licenses to approximately 110 United States patent applications. SUGEN also holds exclusive rights to many foreign patent applications corresponding to the United States patents and patent applications.

         There can be no assurance that SUGEN will develop products or processes that are patentable, that patents will issue from any of the pending applications, or that claims allowed will be sufficient to protect SUGEN's technology. There can be no assurance that SUGEN's patent applications, if issued as patents, will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection or competitive advantages to SUGEN. Competitors have filed applications, have been issued patents, and may file additional applications and obtain additional patents and proprietary rights relating to products or processes competitive with those of SUGEN or which could block SUGEN's efforts to obtain patents or commercially develop its technology.

         A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the field of TKs, TPs and STKs, related downstream signaling molecules, and compounds and other modulators thereof. The commercial success of SUGEN will depend in part on SUGEN not infringing patents issued to competitors and not breaching the technology licenses upon which any SUGEN products are based. SUGEN in the past has been, and from time to time in the future may be, notified of claims that SUGEN may be infringing patents or other intellectual property rights owned by third parties. Certain patent applications or patents of SUGEN's competitors may conflict with SUGEN's patents and patent applications, and SUGEN is aware that other companies have filed patent applications and have been granted patents in the United States and other countries claiming subject matter potentially useful or necessary to SUGEN. Such conflicts could result in a significant reduction in the scope of the coverage of SUGEN's issued or licensed patents. In addition, if patents are issued to other companies which contain competitive or conflicting claims and such claims are ultimately determined to be valid, SUGEN may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that SUGEN will be able to obtain any such license on commercially favorable terms, if at all, and if these licenses are not obtained, SUGEN might be prevented from pursuing the development of certain of its potential products. SUGEN's breach of an existing license or failure to obtain a license to any technology that it may require to commercialize its products may have a material adverse impact on SUGEN. Litigation, which could result in substantial costs to SUGEN, may also be necessary to enforce any patents issued or licensed to SUGEN or to determine the scope and validity of third-party proprietary rights. There can be no assurance that SUGEN's issued or licensed patents would be held valid by a court of competent jurisdiction. Even if the outcome of such litigation is favorable, the cost of such litigation and the diversion of SUGEN's management resources during such litigation could have a material adverse effect on SUGEN. An adverse outcome could subject SUGEN to significant liabilities to third parties, require disputed rights to be licensed from third parties or require SUGEN to cease using such technology, any of which could have a material adverse effect on SUGEN. If competitors of SUGEN prepare and file patent applications in the United States that claim technology also claimed by SUGEN, SUGEN may have to participate in interference proceedings declared by the Patent and Trademark Office to determine priority of invention, which could result in substantial cost to SUGEN, even if the eventual outcome is favorable to SUGEN. When patents are granted in certain countries or regions such as Japan and the European community, third parties can oppose such issuance. Should the relevant patent office institute a proceeding termed an opposition, SUGEN may decide to defend its patent. There can be no assurance that SUGEN will be successful or that the patent office will not revoke the patent or alter the scope of protection previously granted.

         SU101, a compound generally known by the name leflunomide, is a member of the isoxazole family of compounds. Leflunomide was discovered more than 17 years ago. In December 1997, the Company received two U.S. patents, Patent Nos. 5,700,823 and 5,700,822, relating to methods of using SU101 for treating various diseases or disorders including cancers characterized by inappropriate PDGF-R activity. SUGEN owns the exclusive rights to U.S. Patent No. 5,700,823. SUGEN has been assigned the exclusive world-wide rights to U.S. Patent No. 5,700,822 and the corresponding foreign applications from all but one of the assignees with whom negotiations will be undertaken. No assurance can be provided that such negotiations will be successful, nor that the failure of such negotiations will not result in a reduced value of U.S. Patent No. 5,700,822 and any foreign patents that are obtained. In addition, SUGEN has filed several patent applications in the United States directed to formulations containing SU101 and the use of such formulations for treating various diseases or disorders including cancer. Corresponding foreign patent applications have also been filed. The Company has received two U.S. patents relating to formulations comprising SU101. Both of these patents cover the formulation including SU101 which SUGEN presently believes will be commercially marketed. SUGEN owns the exclusive world-wide rights to both of these patents and the corresponding foreign applications.

         SUGEN plans to commercialize SU101 in certain major markets outside the United States either through affiliates or through licensees. While SUGEN believes at this time that it will receive patent protection outside the United States relating to the use of SU101 and formulations containing SU101, there can be no assurance that any such patent protection will be issued.

         Hoechst AG ("Hoechst") holds a number of United States and foreign patents and has filed applications in the United States and abroad covering compositions of matter and pharmaceutical uses of leflunomide and structurally related compounds, including the use of leflunomide for treating cancer. SUGEN believes its research and development and its clinical trials with SU101 in the United States are protected from claims of infringement of the United States patents because such activities are being conducted solely for uses reasonably related to development and submission of information to the FDA for regulatory approval. Similar protection may not be available outside the United States. Although SUGEN cannot predict whether or when SU101 will be approved by the FDA for marketing in the United States, it believes that certain of Hoechst's patents in the United States may have expired when marketing does begin and that the remaining U.S. patents are either subject to claims of invalidity or will not be infringed by the manufacture and sale of SU101 in the United States for treating cancer characterized by inappropriate PDGF-R activity. There can be no assurance that a court will agree with SUGEN's beliefs regarding invalidity and non-infringement of Hoechst's issued patents, that the term of Hoechst's existing patents will not be extended, or that the claims of Hoechst's pending patent applications will not be modified prior to issuance so as to enhance their validity or scope. To date, Hoechst has not commenced legal proceedings against SUGEN concerning possible patent infringement. There can be no assurance that Hoechst in the future will not assert claims against SUGEN. If a court found SUGEN to be infringing a valid patent issued to Hoechst in the United States covering the use of leflunomide for treating cancer, SUGEN would be required to obtain a license from Hoechst to manufacture or sell leflunomide for treating cancer. There can be no assurance that SUGEN could reach agreement with Hoechst for a license for SU101 upon favorable terms or at all, if required. The inability of SUGEN to resolve this matter on favorable terms or at all could have a material adverse effect on SUGEN. In any event, the assertion of any such claims, even if resolved favorably to SUGEN, could result in substantial costs to SUGEN.

         The scope, term and validity of Hoechst's patent protection outside the United States are different than the situation in the United States. SUGEN's ability to manufacture and sell SU101 outside the United States may be adversely impacted by this patent protection. If a court found SUGEN to be infringing a valid patent issued to Hoechst in a foreign country covering the use of leflunomide for treating cancer, SUGEN would be required to obtain a license from Hoechst to manufacture or sell leflunomide for treating cancer in the relevant country. There can be no assurance that SUGEN could reach agreement with Hoechst for a license for SU101 upon favorable terms or at all, if required.

         SUGEN is currently undertaking clinical trials with the compound referred to as SU5416. In August 1998, SUGEN received U.S. Patent No. 5,792,783, with product and methods of use claims covering SU5416. Related applications are pending abroad, including Japan and the European community. SUGEN holds exclusive worldwide rights to these applications, except in Japan.

         SUGEN is currently undertaking studies of the compound referred to as SU6668. The compound SU6668 is generically covered by U.S. Patent No. 5,792,783. SUGEN filed a provisional patent application in the United States specifically disclosing and claiming SU6668. It is SUGEN's intention to file the material contained in this application outside of the United States within one year of the provisional filing date. SUGEN holds exclusive worldwide rights to this application, except in Japan. There can be no assurance that patents will issue with claims specifically reciting SU6668. Should such patents issue, there can be no assurance that the term of such patents will exceed that of U.S. Patent No. 5,792,783.

         SUGEN also relies on trade secrets to protect technology, especially where patent protection is not believed to be appropriate or obtainable. SUGEN attempts to protect its proprietary technology and processes in part by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that SUGEN would have adequate remedies for any breach, or that SUGEN's trade secrets will not otherwise become known or be independently discovered by competitors. To the extent that SUGEN or its consultants or research collaborators use intellectual property owned by others in their work for SUGEN, disputes may also arise as to the rights in related or resulting know-how and inventions.

Competition

         SUGEN is engaged in a rapidly changing field. Other products and therapies that will compete directly with the products that the Company is seeking to develop and market currently exist or are being developed. Competition from fully integrated pharmaceutical companies and more established biotechnology companies is intense and is expected to increase. Most of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting preclinical studies and clinical trials, obtaining regulatory approvals and marketing than the Company. Many of these competitors have significant products that have been approved or are in development and operate large, well-funded research and development programs. For example, Genentech's Herceptin, the monoclonal antibody targeting Her2-dependent breast tumors, was recently approved for the treatment of Her-2 positive breast cancers. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical and established biotechnology companies. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for products and clinical development and marketing. These companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel. Competition may also arise from companies pursuing differing technological approaches to cancers and other disease indications targeted by the Company's product candidates. In addition to the above factors, SUGEN will face competition based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position. There is no assurance that the Company's competitors will not develop more affordable products, compete more effectively for corporate partnerships or achieve earlier patent protection or product commercialization than the Company.

         Other examples of competition can be found in the field of angiogenesis, where several biotechnology and pharmaceutical companies are in the process of developing angiogenesis inhibitors that block the formation of blood vessels to tumors using direct, indirect, and unknown mechanisms of action. The stage of these competitive programs range from preclinical to Phase III clinical development.

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

         Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical studies and clinical trials and an extensive regulatory clearance process implemented by the FDA under the federal Food, Drug and Cosmetic Act. Satisfaction of such regulatory requirements, which includes satisfying the FDA that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. The Company is focusing its initial development efforts related to SU101 for the treatment of malignant glioma and selected other solid tumor patient populations with very poor prognosis. Given the poor prognoses for these patients, the Company believes that FDA approval could potentially be obtained in a shorter time period than typically required for approval of New Drug Applications ("NDA"). There can be no assurance, however, that the Company will be able to rely on accelerated NDA review and approval to expedite the commercialization of SU101 for these patient populations.

         Preclinical studies must be conducted in conformance with the FDA's GLP regulations. Before commencing clinical trials, the Company must submit to and receive approval from the FDA of an IND. There can be no assurance that submission of an IND would result in FDA authorization to commence clinical trials. Clinical trials must meet requirements for institutional review board oversight, informed consent and good clinical practice requirements and are subject to continuing FDA oversight. The Company does not have extensive experience in conducting and managing the clinical testing necessary to obtain regulatory approval. Clinical trials may require large numbers of test subjects. Furthermore, the Company or the FDA may suspend clinical trials at any time if they believe that the subjects participating in such trials are being exposed to unacceptable health risks or if the FDA finds deficiencies in the IND or the conduct of the trials.

         Before receiving FDA clearance to market a product, the Company will have to demonstrate that the product is safe and effective on the patient population that will be treated. Data obtained from preclinical studies and clinical trials are susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances. In addition, delays or rejections may be encountered based upon additional government regulation, from future legislation, administrative action or changes in FDA policy during the period of product development, and FDA regulatory review. Similar delays also may be encountered in foreign countries. There can be no assurance that even after such time and expenditures; regulatory clearance will be obtained for any products developed by the Company. If regulatory clearance of a product is granted, such clearance will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. Marketing or promoting a drug for an unapproved indication is prohibited. Furthermore, clearance may entail ongoing requirements for postmarketing studies. Even if such regulatory clearance is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections by the FDA. Discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on such product or manufacturer, including costly recalls or even withdrawal of the product from the market. There can be no assurance that any compound developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and will meet all of the applicable regulatory requirements needed to receive marketing clearance.

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

         The Company may elect to seek approval of SU101 under the Clinton-Kessler Cancer Initiative. Significant uncertainty exists as to the extent to which such initiative will result in accelerated review and approval. Further, the FDA has not made available comprehensive guidelines with respect to this initiative, retains considerable discretion to determine eligibility for accelerated review and approval, and is not bound by discussions that an applicant may have had with FDA staff. Accordingly, the FDA could employ such discretion to deny eligibility of SU101 as a candidate for accelerated review or to require additional clinical trials or other information before approving SU101. A determination that SU101 is not eligible for accelerated review or delays and additional expenses associated with generating a response to any such request for additional trials could have a material adverse effect on the Company.

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

Manufacturing

         The Company has no manufacturing facilities and relies on other manufacturers to produce its compounds for research and development, preclinical studies and clinical trials. The products under development by the Company have never been manufactured for commercial purposes, and there can be no assurance that such products can be manufactured at a cost or in quantities necessary to make them commercially viable. Any change in the Company's existing relationships with, or interruption in supply from, its manufacturers of the compounds used in its clinical trials could affect adversely the Company's ability to complete its ongoing clinical trials and to market its product candidates, if approved. Any such change or interruption may have a material adverse effect on the Company. In the event of a change in the supplier of a compound used in its clinical trials, the Company would be required to collect data from its ongoing clinical trials with respect to a compound and file such data with the FDA to establish comparability between the compound as produced by different suppliers. There can be no assurance that the Company would be able to establish such comparability. A failure to establish comparability could lead to a requirement that the Company conduct additional clinical trials, which would delay the Company's pursuit of regulatory approval for a product candidate. If the Company were unable to contract for a sufficient supply of its compounds on acceptable terms, or if it should encounter delays or difficulties in its relationships with manufacturers, the Company's preclinical studies and clinical trial schedule would be delayed, resulting in delay in the submission of products for regulatory approval or the market introduction and subsequent sales of such products, which could have a material adverse effect on the Company. Moreover, contract manufacturers that the Company may use must adhere to current GMP regulations enforced by the FDA through its facilities inspection program. If these facilities cannot pass a pre-approval plant inspection, the FDA pre-market approval of the products will not be granted.

Employees

         As of December 31, 1998, the Company had 239 full-time employees, including a technical scientific staff of 147. The Company places an emphasis on recruiting the highest caliber personnel. The Company has selected and assembled a group of experienced scientists and managers with skills in a wide variety of disciplines, including molecular biology, chemistry and pharmaceutical development. To date, the Company believes it has been successful in its efforts to recruit qualified employees, and although we cannot guarantee we can continue to recruit this level of expertise, we expect to be able to do so in the future.

Item 2.           PROPERTIES

         In the fourth quarter of 1998, the Company relocated its research and headquarters facilities to a site of approximately 106,000 square feet located in South San Francisco, California. The Company leases this space under an operating lease extending until 2015, having renewal options of ten years. The lease of the Company's previously occupied facilities of approximately 60,000 square feet located in Redwood City, California, was terminated at approximately the same time as the commencement of the lease of the new facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company believes that its South San Francisco facility, in addition to its options for additional space at the South San Francisco site, will be sufficient to meet its needs for the next several years. There can be no assurances, however, that, additional space, if needed, will be available on favorable terms, if at all.


Item 3.           LEGAL PROCEEDINGS

SUGEN is not a party to any material legal proceedings.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

Item 5.           MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         Since the Company's initial public offering of its common stock in October 1994, the Company's Common Stock has traded on the Nasdaq Stock Market under the symbol SUGN. The following table lists the high and low sales prices for the Company's Common Stock for each quarter of fiscal year 1998 and 1997. These prices do not include retail markups, markdowns or commissions.


                                          ---------------------------
                                             High              Low
         ------------------------------------------------------------
         1998
         Fourth Quarter                   $  17.25         $  11.13
         Third Quarter                       18.94             9.75
         Second Quarter                      18.00            12.63
         First Quarter                       15.50            11.63
         ------------------------------------------------------------
         1997
         Fourth Quarter                      21.13            12.63
         Third Quarter                       20.94            11.88
         Second Quarter                      13.25            10.00
         First Quarter                     $ 15.25         $   9.88
         ------------------------------------------------------------

         As of March 15, 1999 there were approximately 299 holders of record of the Company's Common Stock. On March 15, 1999, the last sale price reported on the Nasdaq National Market System for the Company's Common Stock was $16.81 per share.

         The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

         In December 1998, the Company and ASTA Medica entered into a first amendment to the existing collaboration agreement and issued and sold 13,307 shares of SUGEN Common Stock at $28.18 per share for a total purchase price of $375,000 under an exemption from registration pursuant to Section 4 (2) of Securities Act of 1933.

Item 6.           SELECTED FINANCIAL DATA

Statement of Operations Data:
(in thousands, except per share data)

                                                            Year Ended December 31,
                                           --------------------------------------------------------
                                             1998        1997        1996        1995        1994
                                           --------    --------    --------    --------    --------

Contract revenue (1)                       $ 14,916    $  6,031    $ 13,650    $ 13,843    $  6,270
Costs and expenses:
  Research and development                   46,851      34,585      29,792      23,226      17,079
  General and administrative                  9,517       6,227       5,529       5,086       3,106
                                           --------    --------    --------    --------    --------
      Total costs and expenses               56,368      40,812      35,321      28,312      20,185
                                           --------    --------    --------    --------    --------
Operating loss                              (41,452)    (34,781)    (21,671)    (14,469)    (13,915)
Other income and expense:
  Interest income                             3,373       2,786       2,481       1,988         529
  Interest expense                           (1,548)     (1,065)       (691)       (494)       (278)
  Gain on sale of investment
    in Selectide Corporation                     --          --          --       1,006          --
                                           --------    --------    --------    --------    --------
      Other income, net                       1,825       1,721       1,790       2,500         251
                                           --------    --------    --------    --------    --------
Net loss                                   $(39,627)   $(33,060)   $(19,881)   $(11,969)   $(13,664)
                                           ========    ========    ========    ========    ========

Basic and diluted net loss per share (2)   ($  2.49)   ($  2.47)   ($  1.81)   ($  1.32)   ($  4.37)
                                           ========    ========    ========    ========    ========

Shares used in computing basic and
  diluted net loss per share (2)             15,934      13,387      10,966       9,085       3,129
                                           ========    ========    ========    ========    ========

Pro forma net loss per share (3)                                                           ($  2.27)
                                                                                           ========

Shares used in computing pro forma net
  loss per share (3)                                                                          6,013
                                                                                           ========

Balance Sheet Data:
(in thousands)

                                                           December 31,
                                  -------------------------------------------------------------
                                     1998         1997         1996         1995         1994
                                  ---------    ---------    ---------    ---------    ---------
Cash, cash equivalents and
  short-term investments          $  47,297    $  75,295    $  56,334    $  53,253    $  22,414
Total assets                      $  59,333    $  84,825    $  61,936    $  59,243    $  28,455
Capital lease obligations
  - non-current portion           $   5,724    $   3,152    $   2,938    $   3,651    $   2,087
Senior custom convertible notes   $   5,694    $  17,500    $      --    $      --    $      --
Accumulated deficit               $(130,599)   $ (90,988)   $ (57,997)   $ (37,964)   $ (26,270)
Stockholders' equity              $  24,718    $  49,013    $  48,530    $  43,441    $  18,319

(1)  Includes amounts from related party.
(2) Basic and diluted loss per share for 1994 applies the requirements of Staff Accounting Bulletin No. 98 ("SAB 98"), issued by the SEC in February 1998. Under SAB 98, certain shares of common stock and options and warrants to purchase shares of common stock at prices substantially below the per share price of shares sold in the Company's initial public offering previously included in the computation of shares outstanding pursuant to Staff
     Accounting Bulletin's Nos. 55, 64 and 83 are now excluded from the computation.
(3) Pro forma net loss per share information gives effect to the conversion of all preferred stock outstanding from the date of issuance.

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. The cautionary statements made in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed under "Liquidity & Capital Resources" below, as well as those discussed elsewhere herein.

Overview

         SUGEN was founded in July 1991 to discover and develop new classes of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are involved in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. The Company's most advanced product candidate is SU101, a PDGF TK signalling antagonist. The Company initiated a Phase III clinical trial for use of SU101 as a treatment for refractory glioblastoma during the first quarter of 1998. Additionally, SUGEN currently has underway multiple Phase II studies including SU101 in combination with BCNU in front-line glioma, mono-therapy in ovarian and non small cell-lung cancers and mono-therapy and in combination with mitozantrone in hormone refractory prostate cancer. A Phase II study of SU101 as single agent therapy for refractory anaplastic astrocytoma, another type of malignant brain tumor, is also being conducted in parallel with the Phase III trial, and at the same centers. To date, approximately 400 patients have been treated with SU101 in thirteen Company-sponsored clinical trials. The Company's second cancer product candidate, SU5416, is a Flk-1/KDR TK antagonist which inhibits angiogenesis (the process by which blood vessels are formed). Currently, the Company is conducting multiple Phase I clinical trials for SU5416 in solid tumors in Europe and the U.S. and a Phase I/II study of SU5416 in Kaposi's sarcoma in the U.S. The Company announced plans to accelerate the development of SU5416 with the initiation of Phase III clinical trials in non small cell lung and colorectal cancers and for Phase II/III studies in Kaposi's sarcoma. In December 1998, the Company filed an Investigational New Drug ("IND") with the U.S. Food and Drug Administration ("FDA") for its third cancer product, SU6668, a novel broad spectrum inhibitor of angiogenesis and tumor growth, and is currently initiating Phase I clinical trials in Europe and the U.S. using intravenous and oral formulations, respectively. For the year ending December 31, 1998, substantially all of the Company's revenue apart from interest income has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), Taiho Pharmaceutical Ltd. ("Taiho"), Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., Allergan, Inc. (collectively "Allergan"), and ASTA Medica Aktiengesellschaft ("ASTA Medica"). The Company intends to pursue its cancer drug discovery programs independently in North America and its programs in other disease areas in collaboration with established pharmaceutical companies.

         In June 1998, the Company established SUGEN International AG ("SUGEN International"), as a wholly-owned subsidiary. SUGEN Europe AG ("SUGEN Europe") was established in August 1998, as a wholly-owned subsidiary of SUGEN International. Both entities are incorporated in the Canton of Schaffhausen, Switzerland. SUGEN International and SUGEN Europe will hold certain rights to the Company's technology portfolio outside of North America. The entities were formed to facilitate commercialization of the Company's products outside the United States.

         The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the expansion of preclinical and clinical development activities as more of its proprietary cancer-related programs progress into the clinic. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of December 31, 1998, the Company's accumulated deficit was $130.5 million.

Results of Operations

         The Company's revenues for the years ended December 31, 1998, 1997, and 1996 were $14.9 million, $6.0 million, and $13.7 million, respectively. Revenues for the year ended December 31, 1998 included contract revenue from the Taiho, Zeneca, Allergan, and ASTA Medica collaborations, milestone payments under the ASTA Medica and Allergan collaborations, and recognition of initial research payments received in connection with the Taiho and ProChon Biotech Limited ("Prochon") collaborations. The increase in revenues in 1998 over 1997 was primarily due to revenue earned under the Taiho and ProChon collaborations, of which approximately $4.0 million was non-recurring. The Company is actively pursuing additional collaborations, but no assurance can be given as to the ability of the Company to conclude such collaborations on a timely basis, or at all.

         Revenues for 1997 included contract revenue from the Zeneca and Allergan collaborations, and contract services revenue earned under the ASTA Medica collaboration for services provided by ASTA Medica pursuant to the collaboration but on non-collaboration programs. The decrease in 1997 revenues from 1996 was due to the recognition of set-up and wind-down fees associated with the Allergan, ASTA Medica and Amgen Inc. collaborations in 1996. No such fees were recognized in 1997.

         Research and development expenses for the years ended December 31, 1998, 1997 and 1996 were $46.9 million, $34.6 million, and $29.8 million, respectively. The increase during 1998 was primarily due the progression of clinical activities, including expanded Phase II studies and the initiation of a Phase III registrational study of SU101, in addition to expanded Phase I and Phase I/II studies of SU5416. The advancement of multiple programs through preclinical development, including activities associated with the Company's IND filing of SU6668 combined with higher personnel related costs associated with the expansion of the Company's research and development programs, led to higher expenses in 1998. The increase in 1997 expenses from the previous year was primarily associated with additional personnel dedicated to the Company's research and development programs. Additional Phase I and Phase II studies of SU101 and the initiation of Phase I studies of SU5416, also contributed to the growth in 1997 expenses. The Company expects that its research and development expenses will continue to grow in future years due to the clinical advancement of SU101, SU5416 and SU6668, including the related manufacturing and process development efforts, the hiring of personnel, additional preclinical studies, the initiation of new clinical trials on additional drug candidates, and pursuant to requirements under the Company's anticipated future collaborations.

         General and administrative expenses for the years ended December 31, 1998, 1997, and 1996 were $9.5 million, $6.2 million and $5.5 million, respectively. The increase in 1998 was primarily due to higher headcount related expenses, costs associated with the formation of the Company's international subsidiaries, non-recurring costs associated with the Company's relocation to its South San Francisco facility and additional expenses in the areas of investor relations and business development. The increase in 1997 was primarily due to increased administrative staffing, the related recruiting and relocation expenses and costs associated with corporate and business development. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's expanding research and development efforts and the anticipated establishment of a sales and marketing force.

         Interest income for the years ended December 31, 1998, 1997, and 1996 was $3.4 million, $2.8 million, and $2.5 million, respectively. These increases were due to higher investment balances arising primarily from issuances of the Company's capital stock and convertible debt. Interest expense for the years ended December 31, 1998, 1997 and 1996 was $1.5 million, $1.1 million, and $691,000, respectively. The increase in 1998 was primarily due to expenses related to the issuance of senior custom convertible notes in September 1997. The increase in 1997 from 1996 was primarily due to the Company's continued use of capital lease financing for equipment and property improvements related to its previous facilities. The Company expects that interest expense will continue to increase in future years due to the continued use of capital lease financing for equipment and facility improvements and interest expenses associated with the March 1999 convertible debt financing.

         The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a "change in ownership" as described in Section 382 of the Internal Revenue Code. Such a change in ownership may have arisen as a result of the Company's initial public offering or subsequent sales of equity securities.

Liquidity and Capital Resources

          At December 31, 1998, the Company had cash, cash equivalents and short-term investments of approximately $47.3 million compared with approximately $75.3 million at December 31, 1997. The decrease in cash and investments during the year ended December 31, 1998 was primarily due to operating losses. Subsequent to year end, the Company completed a $28.0 million private placement of senior convertible notes as further discussed below.

         Through December 31, 1998, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, placements of the Company's Preferred and Common Stock and senior custom convertible notes, and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with Taiho, Zeneca, Allergan and ASTA Medica, its cash, cash equivalents and short-term investments and capital lease financing. In February 1999, the Company secured a $5.0 million lease line for the purchase of equipment and tenant improvements.

         In March 1999, the Company completed the private placement of $28.0 million principal amount of 12% Senior Convertible Notes due 2002 (the "Notes"). The Notes are convertible into SUGEN Common Stock at $20.50 per share. Interest on the Notes may be paid in SUGEN Common Stock or cash, at the Company's option. As part of the Note placement, purchasers were issued warrants (the "Warrants") to acquire up to an additional $21.0 million principal amount of 12% Senior Convertible Notes which will mature on the third anniversary date of issuance (the "Warrant Notes"). The Warrant Notes will have principally the same terms and conditions as the original Notes. The Warrants to purchase the Warrant Notes are exercisable until March 2001. The Company has the right, at its option, to require the exercise of the Warrants by the holders in the event that the closing price of the Company's Common Stock exceeds certain levels during the term of the Warrants, subject to certain limitations. On or before August 6, 1999, the then outstanding balance of the 5% Senior Custom Convertible Notes issued in September 1997 with a floating conversion mechanism will be converted into SUGEN Common Stock in accordance with their terms or, at a premium of approximately 125% to 132% of their principal amount, exchanged for (i) an additional principal amount of the 12% Senior Convertible Notes due 2002 (the "Exchange Notes") and (ii) Warrants to acquire Warrant Notes in a principal amount equal to 75% of the principal amount of the Exchange Notes. The Warrants will be accounted for as a derivative financial instrument. See "Notes to Consolidated Financial Statements-Subsequent Events."

         The Company has entered into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments. Under these programs, commitments for external research funding are approximately $1.5 million, $1.4 million and $1.1 million in 1999, 2000 and 2001, respectively. Most of these commitments are cancelable within a three-to-six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation. The Company anticipates renewing certain contracts that expired in 1997 which will increase future commitments beyond the levels indicated above for 1999 through 2001.

         Increase in net equipment and leasehold improvements for the years ended December 31, 1998, 1997 and 1996 were $3.3 million, $3.2 million and $1.7 million, respectively, which included $5.8 million, $1.4 million and $1.3 million, respectively, of equipment and leasehold improvements financed through the Company's master lease agreements. 1998 net capital additions consisted of $6.5 million in gross additions ($3.4 million of which was associated with the new build-to-suit facility) partially offset by the write-off of $4.1 million of fully depreciated assets associated with the previously occupied facility. Additions for 1997 and 1996 primarily included expansion costs associated with the former facilities, and purchases of lab equipment, computer hardware and software. Under the capital leases and certain operating lease arrangements, including the current facility lease agreement, the Company has lease commitments of approximately $26.2 million through 2003. The Company intends to fund future capital expenditures principally through lease financing or other debt arrangements, although there can be no assurance that such financing will be available. The Company expects that its capital additions for 1999 will be lower than that of the prior year as 1998 included costs associated with the completion of the Company's new facility. However, the Company's obligations and related interest expense may increase in future periods if the Company pursues the option of expanding its facility. See "Properties."

         The Company estimates that its existing capital resources, including the proceeds from the March 1999 placement of the Notes, together with facility and equipment financing, expected revenues from current collaborations and net income from investment activities, will be sufficient to fund its planned operations into 2000. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, the Company will need to raise substantial additional capital to fund its operations. The Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financing and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material, adverse effect on the Company.

Risk Factors

         The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991 and to date three cancer drug candidates (SU101, SU5416, and SU6668) have entered clinical trials. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, even if they are developed successfully and proven to be safe and effective. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. Substantially all of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. Some of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including uncertainties regarding protection of patents and proprietary rights, government regulation, competition, employee issues, manufacturing uncertainties, the Company's lack of sales and marketing capabilities, uncertainty of market acceptance of the Company's products, and uncertainties regarding pharmaceutical pricing and reimbursement.

Year 2000

         The Year 2000 Issue is the result of information technologies, computer systems and scientific and manufacturing equipment being written using two digits rather than four digits to define the applicable year. As a result, time-sensitive functions of those software programs and equipment may misinterpret dates after January 1, 2000, to refer to the twentieth century rather than the twenty-first century. This could cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in computer output or disruptions of operations, including, among other things, inaccurate processing of financial information and/or temporary inability to process transactions, manufacture products, or engage in similar normal business activities.

         The Company has a Year 2000 Project ("Y2K Project") in place to address the potential exposures related to the impact on its computer systems and scientific and manufacturing equipment containing computer related components for the Year 2000 ("Y2K") and beyond. Approximately half of the Company's Y2K scheduled work is complete. The remaining work is scheduled to be completed by the end of the fourth quarter of 1999. The Y2K Project phases include: (1) inventorying and prioritizing business critical systems; (2) Y2K compliance analysis; (3) remediation activities including repairing or replacing identified systems; (4) testing; and (5) developing contingency plans.

         An inventory of business critical financial, informational and operational systems, has been completed. This inventory has been prioritized to reflect key items of significance. Compliance analysis is approximately 70% complete for these systems. Remediation activities vary by department, however, on the average, remediation activities are approximately 50% complete. Testing of the Company's information technology infrastructure is 50% complete. Testing of business critical application programs will begin in the second quarter of 1999, and is scheduled to be complete by the fourth quarter of 1999. Contingency planning will begin in the second quarter of 1999. The Company believes that with the completed modifications, the Y2K issue will not pose significant operational problems for its key computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time.

         In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors, and research and development associates. If significant numbers of these third parties experience failures in their computer systems or equipment due to Y2K noncompliance, it could affect the Company's ability to process transactions, manufacture products, or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Y2K compliance, update contracts and address any noncompliance issues. The total cost of the Y2K systems assessments and conversions is funded through operating cash flows and is not expected to exceed $200,000 of which approximately $20,000 has been spent to date. The actual financial impact could, however, exceed this estimate.

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, including changes to interest rates and foreign currency exchange rates. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Organization and Significant Accounting Policies in the Notes to Consolidated Financial Statements.

         The Company monitors the risks associated with interest rates and foreign currency exchange rate risks and has established policies and business practices to protect against these and other exposures. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument and does not permit derivative financial instruments in its investment portfolio. As the result, the Company does not expect any material loss with respect to its investment portfolio.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                                                                                                 Fair
                                                                          There-               Value At
(in millions)                      1999       2000   2001   2002   2003   after       Total    12/31/98
                                  ---------------------------------------------------------------------
Assets

Cash and Cash Equivalents         $ 24.0         -      -      -      -      -      $  24.0    $  23.9
 Weighted average interest rate     5.10%

Short-term investments            $ 15.5    $  7.5      -      -      -      -      $  23.0    $  23.4
 Weighted average interest rate     5.62%     6.17%

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is submitted in a separate section of this report beginning on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Bruce R. Ross resigned from the Company's Board of Directors effective February 18, 1999 for personal reasons.

         The information required by this item is incorporated by reference from the information under the captions "ELECTION OF DIRECTORS" and "MANAGEMENT" contained in the Company's definitive proxy statement to be filed no later than April 30, 1999 in connection with the solicitation of proxies for the Company's Annual Meeting of Stockholders to be held May 19, 1999 (the "Proxy Statement").

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

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(a)

     1.   Financial Statements                                              Page

     The following financial statements of SUGEN, Inc. are included in a separate section of this report:

          Report of Ernst & Young LLP, Independent Auditors                  F-2

          Consolidated  Balance  Sheets at December  31, 1998 and
            1997                                                             F-3

          Consolidated  Statements of Operations  for each of the
            three years in the period ended December 31, 1998                F-4

          Consolidated  Statement of Stockholders' Equity for the
            three years in the period ended December 31, 1998                F-5

          Consolidated  Statements  of Cash  Flows  for the three
            years in the period ended December 31, 1998                      F-6

          Notes to Consolidated Financial Statements                         F-7

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

Exhibit
Number                                            Exhibit

 10.43       Rights Agreement, dated as of August 1, 1995 between the Registrant and The First National Bank of Boston, as Rights Agent. (5)
 10.44       Form  of  Agreement  for  the  Purchase  of  Common  Stock  of  the
               Registrant and list of participants thereto, dated September 21, 1995. (4)
 10.45       Lease Financing Commitment Letter, dated September 12, 1995 between the Registrant and Financing for Science International, Inc. (4) 10.46++ Collaboration Agreement, between the Registrant and ASTA Medica
               Aktiengesellschaft, dated December 5, 1995. (7)
 10.47       Agreement for the  Purchase of Common  Stock of the  Registrant  by
               ASTA Medica Aktiengesellschaft, dated December 5, 1995. (7) 10.48++ Termination and Redemption Agreement between the Registrant and
               Amgen Inc., dated January 9, 1996. (8)
 10.49++     Warrant  to  purchase   200,000  shares  of  Common  Stock  of  the
               Registrant, dated January 19, 1996, issued by the Registrant to Amgen Inc. (8)
 10.50++     License Agreement between the Registrant and Zeneca Limited,  dated
               January 19, 1996. (8)
 10.51++     Cooperative   Research  and  Development   Agreement   between  the
               Registrant and the National Cancer Institute, dated April 12, 1996. (9)
 10.52++     Termination notice,  dated May 24, 1996, between the Registrant and
               Yissum Research Development Company of The Hebrew University of Jerusalem (labeled "Sepsis/Inflammation"). (9)
 10.53++     Termination notice,  dated May 24, 1996. between the Registrant and
               Yissum Research Development Company of The Hebrew University of Jerusalem (labeled "Restenosis"). (9)
 10.54++     Research and  Development  Agreement  between  the  Registrant  and
               Arqule, Inc. (10)
 10.55++     Extension of Research and License  Agreement between the Registrant and the Max Planck Institute. (10)
 10.56       Promissory   Note   received  by  the   Registrant   from   Stephen
               Evans-Freke. (10)
 10.57       Agreement for the  purchase of Common  Stock of the  Registrant  by
               Vision Pharmaceuticals L.P. (10)
 10.58++     Collaboration  Agreement by and between the  Registrant  and Vision
               Pharmaceuticals L.P. and Allergan, Inc. (10)
 10.59++     Extension of Research  Agreement  between the Registrant and Yissum
               Development Company of the Hebrew University. (10)
 10.60       James L. Tyree Separation Agreement. (10)
 10.61++     Master  Lease  Agreement,   dated  March  28,  1997,   between  the
               Registrant and Transamerica Business Credit Corporation. (13) 10.62++ Lease Financing Commitment Letter, dated March 20, 1997, between the Registrant and Transamerica Business Credit Corporation. (13) 10.63++ Build-To-Suit Lease Agreement, dated June 11, 1997, between the
               Registrant and Britannia Pointe Grand Limited Partnership. (14) 10.64++ Form of Warrant for the Purchase of Common Stock, dated June 30,
               1997,   issued  in  the  connection  with   Build-To-Suit   Lease
               Agreement, between the Registrant and Britannia Pointe Grand Limited Partnership. (14)
 10.65++     Second Amended and Restated Research and License  Agreement,  dated
               June 30, 1997,  between the Registrant  and New York  University.
               (14)
 10.66++     Termination notice,  dated June 1, 1997, between the Registrant and
               Yissum Research Development Company of The Hebrew University of Jerusalem. (14)
 10.67       Form of Note Purchase Agreement,  dated as of September 8, 1997, by and between the Registrant and the investors named therein. (15) 10.68++ Amended and Restated Master Lease Agreement, dated November 12,
               1997, and Lease Financing Commitment Letter, dated November 5, 1997, between the Registrant and Transamerica Business Credit Corporation.
*10.69       Restricted  Stock Bonus  Agreement  between the  Registrant  and K.
               Peter Hirth, Ph D., dated September 16, 1997.

Exhibit
Number                                            Exhibit

 10.70       Common Stock Purchase  Agreement dated January 12, 1998 between the
               Registrant and ASTA Medica Aktiengesellschaft. (16)
 10.71++     First  Amendment  to  Lease,  dated  March  8,  1998,  between  the
               Registrant and Britannia Pointe Grand Limited Partnership. (16)
 10.72       Common Stock Purchase  Agreement,  dated June 30, 1998, between the
               Registrant and Oceana Investment Corporation PLC. (17)
 10.73++     Heads of Agreement, dated June 30, 1998, between the Registrant and
               ProChon Biotech Limited. (17)
 10.74++     Collaboration   Agreement,   dated  July  28,  1998,   between  the
               Registrant, SUGEN International AG, and Taiho Pharmaceutical Co., Ltd. (18)
*10.75       Restricted Stock Bonus  Agreement  between the Registrant and James
               L. Knighton, dated October 29, 1998.
*10.76       Letter  Agreement  between the  Registrant and Stephen Evans Freke, dated July 21, 1998.
 10.77+      First  Amendment  to  the  Collaboration  Agreement,   between  the
               Registrant and ASTA Medica Aktiengesellschaft, dated December 31, 1998.
 10.78       Agreement for the  Purchase of Common  Stock of the  Registrant  by
               ASTA Medica Aktiengesellschaft, dated December 31, 1998.
 23.1        Consent of Ernst & Young LLP, Independent Auditors.
 24.1        Power of Attorney  (incorporated  in the signature page of the Form
             10-K).
 27          Financial Data Schedule.
-------------

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

(15)         Filed as an exhibit to the Form 8-K Current Report dated  September
               12, 1997, and incorporated herein by reference.
(16)         Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended March 31, 1998.
(17)         Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended June 30, 1998.
(18)         Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended September 30, 1998.


b)     Reports on Form 8-K

     No reports on Form 8-K were filed during the year ended December 31, 1998.

                           Annual Report on Form 10-K

                   ITEM 8, ITEM 14(a)(1) and (2), (c) and (d)

            Consolidated Financial Statements and Supplementary Data

                                Certain Exhibits

                          Year Ended December 31, 1998

                                   SUGEN, Inc.

                         South San Francisco, California

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Stockholders
SUGEN, Inc.

         We have audited the accompanying consolidated balance sheets of SUGEN, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SUGEN, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




                                                             ERNST & YOUNG LLP



Palo Alto, California
February 5, 1999,
except for Note 13 as to which
the date is March 24, 1999.

                                   SUGEN, Inc.

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                    December 31,    December 31,
                                                        1998            1997
                                                    ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                          $  23,901        $ 23,816
  Short-term investments                                23,396          51,479
  Accounts receivable                                      373             237
  Prepaid expenses and other current assets              1,022             754
                                                     ---------        --------
      Total current assets                              48,692          76,286

Property and equipment, net                              7,863           4,601
Other assets                                             2,778           3,938
                                                     =========        ========
                                                     $  59,333        $ 84,825
                                                     =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $   4,883        $  1,991
  Accrued liabilities                                   13,910          10,267
  Deferred revenue                                       1,625             625
  Capital lease obligations - current portion            2,779           2,277
                                                     ---------        --------
      Total current liabilities                         23,197          15,160

Capital lease obligations - non-current portion          5,724           3,152
Senior custom convertible notes                          5,694          17,500
                                                     ---------        --------
  Total long-term liabilities                           11,418          20,652

Commitments
Stockholders' equity:
  Preferred stock, $.01 par value; 20,000,000 shares
   authorized, issuable in series; 300,000 shares
   designated as Series A Junior Participating
   Preferred Stock; none issued and outstanding             --              --
  Common stock, $.01 par value; 30,000,000 shares
   authorized; shares issued and outstanding:
   16,613,567 and 15,307,146 in 1998 and 1997,
   respectively                                            166             153
  Additional paid-in capital                           157,005         141,426
  Deferred compensation                                   (971)           (695)
  Note receivable from stockholder                        (883)           (883)
  Accumulated other comprehensive income (loss)            (53)            (69)
  Accumulated deficit                                 (130,546)        (90,919)
                                                     ---------        --------
      Total stockholders' equity                        24,718          49,013
                                                     ---------        --------
                                                     $  59,333        $ 84,825
                                                     =========        ========

                             See accompanying notes.

                                   SUGEN, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                               Years Ended December 31,
                                      ------------------------------------------
                                          1998          1997           1996
                                      ------------  ------------    ------------
Contract revenue (includes amounts
 from related party)                  $    14,916    $     6,031    $    13,650

Costs and expenses:
  Research and development                 46,851         34,585         29,792
  General and administrative                9,517          6,227          5,529
                                      -----------    -----------    -----------
  Total costs and expenses                 56,368         40,812         35,321
                                      -----------    -----------    -----------

Operating loss                            (41,452)       (34,781)       (21,671)

Other income and expenses:
  Interest income                           3,373          2,786          2,481
  Interest expense                         (1,548)        (1,065)          (691)
                                      -----------    -----------    -----------
  Other income, net                         1,825          1,721          1,790
                                      ===========    ===========    ===========
Net loss                              $   (39,627)   $   (33,060)   $   (19,881)
                                      ===========    ===========    ===========

Basic and diluted net loss per share  $     (2.49)   $     (2.47)   $     (1.81)
                                      ===========    ===========    ===========
Shares used in computing basic and
 diluted net loss per share            15,934,000     13,387,000     10,966,000
                                      ===========    ===========    ===========

                             See accompanying notes.

                                   SUGEN, Inc.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)


                                                     Common Stock          Additional
                                             --------------------------     Paid-In        Deferred
                                                Shares         Amount       Capital      Compensation
                                             -----------    -----------   -----------    ------------
Balances at December 31, 1995                 10,634,917    $       106   $    81,696    $       (397)
Net unrealized loss on available-for-sale
 securities of $152                                   --             --            --              --
Net loss                                              --             --            --              --

Comprehensive income

Issuance of Common Stock upon exercise of
 stock options and in connection with an
 employee stock purchase plan, net               194,195              2           717              --
Issuance of Common Stock for cash and note
 in connection with the exercise of stock
 options                                         132,333              1           883              --
Issuance of Common Stock for cash to
 Allergan, net of issuance costs of $32          191,571              2         3,966              --
Issuance of Common Stock for cash in
 connection with the follow-on public
 offering, net of offering costs of $2,133     2,070,000             21        22,686              --
Issuance of Common Stock upon exercise of
 warrants, net                                     5,434             --            --              --
Repurchase of Common Stock for cash from
 Amgen Inc.                                     (235,000)            (2)       (2,696)             --
Issuance of warrants for cash to Amgen Inc.           --             --           200              --
Deferred compensation related to grant of
 certain stock options                                --             --           538            (538)
Amortization of deferred compensation                 --             --            --             225
                                             -----------    -----------   -----------    ------------
Balances at December 31, 1996                 12,993,450            130       107,990            (710)
Net unrealized gain on available-for-sale
 securities of $69                                    --             --            --              --
Net loss                                              --             --            --              --

Comprehensive income

Issuance of Common Stock upon exercise of
 stock options and in connection with an
 employee stock purchase plan, net               288,696              3         1,543              --
Deferred compensation related to stock
 grant to an officer                              25,000             --           350            (350)
Issuance of Common Stock for cash in
 connection with the follow-on public
 offering, net of offering costs of $2,340     2,000,000             20        29,640              --
Fair value of warrants issued                         --             --         1,903              --
Amortization of deferred compensation                 --             --            --             365
                                             -----------    -----------   -----------    ------------
Balances at December 31, 1997                 15,307,146            153       141,426            (695)
Unnrealized gain on available-for-sale
 securities of $48, net of reclassification
 adjustment for gains included in net
 income of $32                                        --             --            --              --
Net loss                                              --             --            --              --

Comprehensive income

Issuance of Common Stock upon exercise of
 stock options and in connection with an
 employee stock purchase plan, net               156,528              2         1,415              --
Deferred compensation related to stock
 grant to an officer                              20,000             --           271            (271)
Issuance of Common Stock upon exercise of
 warrants, net                                     1,822             --            --              --
Issuance of Common Stock in connection
 with conversions of senior custom
 convertible notes, net                        1,002,349             10        10,271              --
Issuance of Common Stock for cash to ProChon      93,750              1         2,239              --
Issuance of Common Stock for cash to ASTA
 Medica Aktiengesellschaft                        31,972             --           625              --
Fair value of certain options and warrants
 granted to external parties                          --             --           294              --
Deferred compensation related to certain
 options granted to employees                         --             --           464            (464)
Amortization of deferred compensation                 --             --            --             459
                                             -----------    -----------   -----------    ------------
Balances at December 31, 1998                 16,613,567    $       166   $   157,005    $       (971)
                                             ===========    ===========   ===========    ============


                                                  Note         Accumulated
                                               Receivable         Other                           Total
                                                  From        Comprehensive    Accumulated    Stockholders'
                                               Stockholder        Income         Deficit         Equity
                                               -----------    -------------    -----------    -------------
Balances at December 31, 1995                  $        --    $         120    $   (38,084)   $      43,441
Net unrealized loss on available-for-sale
 securities of $152                                     --             (152)                           (152)
Net loss                                                --               --        (19,881)         (19,881)
                                                                                              -------------
Comprehensive income                                                                                (20,033)
                                                                                              -------------
Issuance of Common Stock upon exercise of
 stock options and in connection with an
 employee stock purchase plan, net                      --               --             --              719
Issuance of Common Stock for cash and note
 in connection with the exercise of stock
 options                                              (883)              --             --                1
Issuance of Common Stock for cash to
 Allergan, net of issuance costs of $32                 --               --             --            3,968
Issuance of Common Stock for cash in
 connection with the follow-on public
 offering, net of offering costs of $2,133              --               --             --           22,707
Issuance of Common Stock upon exercise of
 warrants, net                                          --               --             --               --
Repurchase of Common Stock for cash from
 Amgen Inc.                                             --               --             --           (2,698)
Issuance of warrants for cash to Amgen Inc.             --               --             --              200
Deferred compensation related to grant of
 certain stock options                                  --               --             --               --
Amortization of deferred compensation                   --               --             --              225
                                               -----------    -------------    -----------    -------------
Balances at December 31, 1996                         (883)             (32)       (57,965)          48,530
Net unrealized gain on available-for-sale
 securities of $69                                      --               69             --               69
Net loss                                                --               --        (33,060)         (33,060)
                                                                                              -------------
Comprehensive income                                                                                (32,991)
                                                                                              -------------
Issuance of Common Stock upon exercise of
 stock options and in connection with an
 employee stock purchase plan, net                      --               --             --            1,546
Deferred compensation related to stock
 grant to an officer                                    --               --             --               --
Issuance of Common Stock for cash in
 connection with the follow-on public
 offering, net of offering costs of $2,340              --               --             --           29,660
Fair value of warrants issued                           --               --             --            1,903
Amortization of deferred compensation                   --               --             --              365
                                               -----------    -------------    -----------    -------------
Balances at December 31, 1997                         (883)              37        (91,025)          49,013
Unnrealized gain on available-for-sale
 securities of $48, net of reclassification
 adjustment for gains included in net
 income of $32                                          --               16             --               16
Net loss                                                --               --        (39,627)         (39,627)
                                                                                              -------------
Comprehensive income                                                                                (39,611)
                                                                                              -------------
Issuance of Common Stock upon exercise of
 stock options and in connection with an
 employee stock purchase plan, net                      --               --             --            1,417
Deferred compensation related to stock
 grant to an officer                                    --
Issuance of Common Stock upon exercise of
 warrants, net                                          --               --             --               --
Issuance of Common Stock in connection
 with conversions of senior custom
 convertible notes, net                                 --               --             --           10,281
Issuance of Common Stock for cash to ProChon            --               --             --            2,240
Issuance of Common Stock for cash to ASTA
 Medica Aktiengesellschaft                              --               --             --              625
Fair value of certain options and warrants
 granted to external parties                            --               --             --              294
Deferred compensation related to certain
 options granted to employees                           --               --             --               --
Amortization of deferred compensation                   --               --             --              459
                                               -----------    -------------    -----------    -------------
Balances at December 31, 1998                  $      (883)   $          53    $  (130,652)   $      24,718
                                               ===========    =============    ===========    =============

                             See accompanying notes.

                                   SUGEN, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)


                                                     Years Ended December 31,
                                                 ------------------------------
                                                   1998       1997       1996
                                                 --------   --------   --------

Cash flows from operating activities
Net loss                                         $(39,627)  $(33,060)  $(19,881)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                     3,886      3,146      2,308
  Issuance of options for non-cash benefits           225         --         --
  Changes in operating assets and liabilities:
    Accounts receivable                              (136)        27         24
    Prepaid expenses and other current assets        (268)      (286)       278
    Other assets                                     (582)    (1,370)      (332)
    Accounts payable                                2,892      1,139        200
    Accrued liabilities                             3,721      2,861      3,819
    Deferred revenue                                1,000        250     (6,183)
                                                 --------   --------   --------
Net cash used in operating activities             (28,889)   (27,293)   (19,767)
                                                 --------   --------   --------
Cash flows from investing activities
Purchases of short-term investments               (45,043)   (54,884)   (27,998)
Maturities of short-term investments               48,521     31,515     36,973
Sales of short-term investments                    24,621      3,441      4,418
Purchases of property and equipment, net           (6,481)    (3,177)    (1,665)
                                                 --------   --------   --------
Net cash provided by (used in)
  investing activities                             21,618    (23,105)    11,728
                                                 --------   --------   --------
Cash flows from financing activities
Proceeds from issuance of Common Stock, net         4,282     31,206     27,395
Proceeds from issuance of senior custom
  convertible notes                                    --     17,500         --
Repurchase of Common Stock                             --         --     (2,698)
Proceeds from issuance of warrant                      --         --        200
Proceeds from lease financing of property
  and equipment                                     5,796      2,750      1,247
Payments under capital lease obligations           (2,722)    (2,094)    (1,479)
                                                 --------   --------   --------
Net cash provided by financing activities           7,356     49,362     24,665
                                                 --------   --------   --------
Net increase (decrease) in cash and
  cash equivalents                                     85     (1,036)    16,626
Cash and cash equivalents at beginning of year     23,816     24,852      8,226
                                                 --------   --------   --------
Cash and cash equivalents at end of year         $ 23,901   $ 23,816   $ 24,852
                                                 ========   ========   ========
Supplemental disclosure of cash flow information
Cash paid during the year for interest           $  1,332   $    847   $    691
                                                 ========   ========   ========

                             See accompanying notes.

                                   SUGEN, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Organization and Significant Accounting Policies

Organization

            SUGEN, Inc. (the "Company"), a Delaware corporation founded in July 1991, is a biopharmaceutical company focused on the discovery and development of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are regulated by cell surface receptors or intracellular signalling molecules known as tyrosine kinases (TKs), serine-threonine kinases (STKs) and tyrosine phosphatases (TPs). Aberrant signalling of TKs, STKs and TPs has been shown to result in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as dermatologic, ophthalmic, neurologic and immune disorders. The Company pursues its drug discovery programs independently and in collaboration with other pharmaceutical companies.

Principles of Consolidation

         The consolidated financial statements include the Company's wholly owned subsidiaries, SUGEN International AG ("SUGEN International"), and SUGEN
Europe AG ("SUGEN Europe"). In June 1998, the Company established SUGEN International incorporated in the Canton of Zug, Switzerland, as a wholly-owned subsidiary. SUGEN Europe was established in August 1998, as a wholly-owned subsidiary of SUGEN International. SUGEN International and SUGEN Europe will hold certain rights to the Company's technology portfolio outside of North
America. All material intercompany accounts and transactions have been eliminated in consolidation.

Formation Costs

         Formation costs associated with the establishment of the subsidiaries are expensed as incurred. These costs include legal, tax, and accounting fees.

Foreign Currency Translation

         The functional currency of the Company's wholly-owned subsidiaries is the Swiss Franc. Assets and liabilities of the subsidiaries are translated at the United States Dollar exchange rate in effect at the balance sheet date. Amounts included in the subsidiaries' statements of operations are translated at the average rate of exchange prevailing during the period. Adjustments resulting from the translation of financial statements denominated in Swiss Francs, if significant, are reflected as a separate component of other comprehensive income.

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

            All debt securities are designated as available-for-sale and are carried at fair value, with the unrealized gains and losses included in accumulated other comprehensive income in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are also included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities are included in interest income.

Revenue Recognition

         Revenue from collaborative agreements is recorded when earned as defined under the terms of the agreements. Non-refundable fees received upon contract signing or terminations are recorded as deferred revenue and recognized as income when the related start-up or wind-down activities are performed, which is generally over a twelve month period or less. Non-refundable up-front fees received as consideration for previous research and development work performed are recognized in full upon contract execution. Milestones are recorded when earned. In instances where milestone payments are received in the form of a stock purchase at a premium above fair market value, equity is recorded at fair market value and the premium recognized as revenue. Periodic research funding payments are recognized as revenue as the work is performed.

Research and Development Expense

         Research and development expense consists of independent research and development costs, the costs associated with work performed under collaborations and the Company's sponsored funding of research projects performed by others. Research and development costs include direct and research-related overhead expenses and are expensed as incurred.

Depreciation and Amortization

           Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years and leasehold improvements are amortized over ten years. Amortization of assets held under capital lease is included in depreciation expense.

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

Net Loss Per Share

            Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Stock options, convertible preferred stock, and warrants are excluded from the computation as their effect is antidilutive. If the Company had been in a net income position, diluted earnings per share would have been presented separately and would have included the effect of outstanding stock options and warrants, calculated using the treasury stock method.

Comprehensive Income (Loss)

         As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Recent Accounting Standards

         Effective January 1998, the Company adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", ("SFAS 131") which established revised standards for the reporting of financial and descriptive information about operating segments in financial statements. The Company has determined that it operates in only one segment. Accordingly, the adoption of the Statement had no impact on the Company's financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS 133 is not expected to have an impact on the Company's results of operations or financial condition.

2. Investments

         The following is a summary of available-for-sale securities as of December 31 (in thousands):

                                                Available-for-Sale Securities
                            -------------------------------------------------------------------
                                          1998                               1997
                            --------------------------------   --------------------------------
                                      Unrealized   Estimated             Unrealized   Estimated
                                        Gains/       Fair                  Gains/       Fair
                              Cost     (Losses)      Value       Cost     (Losses)      Value
                            -------   ----------   ---------   -------   ----------   ---------
U.S. Treasury securities
  and obligations of U.S.
  Government agencies       $ 6,017   $       37   $   6,054   $11,518   $       17   $  11,535
U.S. corporate notes         14,648            9      14,657    36,393           16      36,409
U.S. corporate
  commercial paper           14,273            7      14,280    16,001            2      16,003

Certificates of deposit       4,970           --       4,970     3,999            2       4,001
Money market funds
and other                     7,336           --       7,336     7,347           --       7,347
                            -------   ----------   ---------   -------   ----------   ---------
                            $47,244   $       53   $  47,297   $75,258   $       37   $  75,295
                            =======   ==========   =========   =======   ==========   =========

Amounts included in:
  Cash equivalents          $23,896   $        5   $  23,901   $23,814   $        2   $  23,816
  Short-term investments     23,348           48      23,396    51,444           35      51,479
                            -------   ----------   ---------   -------   ----------   ---------
                            $47,244   $       53   $  47,297   $75,258   $       37   $  75,295
                            =======   ==========   =========   =======   ==========   =========

            The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies and for debt securities, the fair value approximates the amortized cost. However, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange.

            As of December 31, 1998, the average portfolio duration was approximately six months and the longest contractual maturity did not exceed two years. Gross realized gains and losses were immaterial during 1998, 1997, and 1996.

3. Property and Equipment

Property and equipment consists of the following at December 31 (in thousands):

                                                     1998           1997
                                                   --------       --------
Leasehold improvements                             $  3,960       $  4,084
Office and computer equipment                         4,508          3,251
Laboratory equipment                                  5,392          4,226
                                                   --------       --------
                                                     13,860         11,561
Accumulated depreciation and amortization            (5,997)        (6,960)
                                                   --------       --------
Net property and equipment                         $  7,863       $  4,601
                                                   ========       ========

            Property and equipment under capital leases amounted to $10.4 million and $8.9 million as of December 31, 1998 and 1997, with related accumulated amortization of $4.0 million and $5.1 million, respectively.

4. Accrued Liabilities

The components of accrued liabilities consist of the following at December (in thousands):

                                                       1998          1997
                                                     -------       -------
Accrued research and development services            $ 6,859       $ 5,351
Accrued compensation                                   1,937         1,176
Accrued professional fees                              1,118           859
Other                                                  3,996         2,881
                                                     -------       -------
                                                     $13,910       $10,267
                                                     =======       =======

5. Research and Development Collaboration Agreements

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

            Zeneca participated in the Company's November 1997, October 1996 and September 1995 financings (see Note 9), purchasing an additional 456,000, 509,000 and 281,875 shares of the Company's Common Stock, respectively. These additional investments maintained Zeneca's ownership level in SUGEN at approximately 20% and increased its cumulative equity investment in the Company to $36.8 million. As of December 31, 1998, Zeneca's ownership level in SUGEN was approximately 18%. Zeneca has committed not to increase its holdings above 20% without the approval of SUGEN's Board of Directors.

Allergan, Inc.

            In October 1996, the Company established a research and development collaboration with Allergan, Inc. and Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., (collectively, "Allergan"), to identify, develop and commercialize novel angiogenesis inhibitors for the treatment of ophthalmic diseases. The collaboration will also establish a comprehensive effort to identify and validate signal transduction targets for choroidal and retinal neovascularization. Allergan will have exclusive rights to all ophthalmic uses of collaboration products and know-how worldwide. In return, the Company received a $2.0 million initial payment for past research services, is receiving annual research funding and expects to receive additional fees upon the achievement of specified milestones and royalties on any product sales. In addition, the agreement provides the Company to have the right to contribute to clinical development costs on each program, thereby earning participation in the North American and European profits from successful products coming out of such programs over and above its royalty entitlement. Allergan also purchased 191,571 shares of SUGEN Common Stock at a price of $20.88 per share and participated in the Company's October 1996 financing (see Note 9), purchasing an additional 250,000 shares of Common Stock, thereby increasing its cumulative equity investment in SUGEN to $7.0 million.

            In July 1998, the first milestone in connection with the Company's collaboration with Allergan was achieved. In connection with this milestone, the Company recognized $437,500 in contract revenue, net of royalties.

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

            In December 1998, the Company and ASTA Medica entered into a first amendment to the existing collaboration agreement to extend the period of time for the screening and selection of active compounds under the Pan-Her and Raf programs. The Company will receive $1.5 million in consideration for extending the Pan-Her project, $750,000 of which was received in 1998; $375,000 in contract revenue for 1998 services and the remaining $375,000 for the purchase of 13,307 shares of SUGEN Common Stock at $28.18 per share. In the event ASTA Medica elects to extend the screening period under the Raf program, the Company would receive additional consideration.

ProChon Biotech Limited

            In June 1998, the Company entered into a collaboration with ProChon Biotech Limited ("ProChon") to discover and develop small molecule signal transduction inhibitors for the treatment of achondroplasia and other growth disorders. In connection with this collaboration, the Company received $3.0 million comprised of a $750,000 initial research payment and a $2.25 million stock purchase of 93,750 shares of SUGEN Common Stock at $24.00 per share. In addition, the Company will receive payments upon achievement of certain milestones and royalties with respect to worldwide sales of collaboration products.

Taiho Pharmaceutical Ltd.

            In July 1998, the Company entered into an agreement with Taiho Pharmaceutical Ltd. ("Taiho") for the development and commercialization of the Company's angiogenesis inhibitors for the prevention and treatment of cancer. In connection with this agreement, Taiho will receive marketing rights in Japan, while the Company will retain marketing rights for the rest of the world. The
Company received an initial research payment, is receiving research and development funding and will receive additional payments upon the achievement of certain milestones. The Company has retained the rights to manufacture and supply products to Taiho for sale in Japan.

6. Leases

            In June 1997, the Company entered into a build-to-suit facility lease agreement which extends until 2015 with renewal options totaling an aggregate of ten years. In connection with this agreement, the Company also issued warrants to purchase shares of Common Stock. The related fair value of the warrants was recorded as deferred expenses and is being amortized over the term of the warrants. In the fourth quarter of 1998, the new facility was completed, coinciding with the expiration of the Company's pre-existing facility leases. Rent expense for the office and laboratory facility leases and other operating leases amounted to $2.4 million, $1.6 million and $1.6 million for 1998, 1997 and 1996, respectively.

            Future minimum payments under capital and operating leases at December 31, 1998 are as follows (in thousands):

                                                  Capital      Operating
                                                  Leases        Leases
                                                 --------      ---------
            Year ended December 31:
              1999                               $  3,633      $  3,033
              2000                                  2,890         3,057
              2001                                  2,129         3,780
              2002                                  1,573         3,856
              2003                                    113         3,943
                                                 --------
              Total minimum lease payments         10,338
              Amount representing interest         (1,835)
                                                 --------
              Present value of minimum lease
               payments                             8,503
              Less current portion                 (2,779)
                                                 --------
              Non-current portion                $  5,724
                                                 ========

            Annual   rental   obligations   under   operating   leases   average
approximately $3.5 million from 2004 through the end of the term of the lease.

7. Senior Custom Convertible Notes

            In September 1997, the Company completed the sale of $17.5 million principal amount of 5% Senior Custom Convertible Notes due 2000 (the "1997 Notes"). The 1997 Notes were sold at par, mature on September 12, 2000 and bear interest at a rate of 5% per annum (payable in Common Stock or cash, at the Company's option). The 1997 Notes are convertible together with accrued and unpaid interest and subject to certain limitations, into shares of Common Stock at a conversion price equal to the average of the two lowest trade prices of the Common Stock during the 20 trading days immediately preceding the date of conversion (the "Conversion Price"). Since January 19, 1998, the Conversion Price may not exceed $14.87, 115% of the average closing bid price of the Common Stock for the 20 trading days immediately preceding such date. In connection with the issuance of the 1997 Notes, the Company issued warrants to purchase up to 332,500 shares of Common Stock at an exercise price of $16.74 per share. Cash and non-cash issuance costs (including the fair value of the warrants) totaled approximately $2.6 million and are recorded as deferred expenses which are amortized to expense over the term of the 1997 Notes. No purchaser of the 1997 Notes will be allowed to convert 1997 Notes and/or warrants which would result in such person owning more than 4.9% of the then outstanding Common Stock. Through December 31, 1998, $11.9 million of principal and accrued and unpaid interest relating to the Company's outstanding senior custom convertible notes were converted into 1,002,349 shares of Common Stock at the weighted average price of $11.96 per share.

            Upon the occurrence of certain events, at the election of the holders of the 1997 Notes, the Company may be required to redeem in cash all or a portion of the 1997 Notes at redemption prices which are at a premium to the face value of the 1997 Notes. If the 1997 Notes are not converted into Common Stock upon maturity in September 2000, the 1997 Notes will be exchanged for 13.75% five-year debentures. Pursuant to the terms of the 1997 Notes, in addition to other covenants, the Company has agreed to certain limitations on the incurrence of additional indebtedness.

8. Commitments Under Research and Development Programs

            The Company enters into license and research agreements, from time to time, whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments.

            Under these programs, commitments for research funding are approximately $1.5 million, $1.4 million, and $1.1 million in 1999, 2000, and 2001, respectively. The Company anticipates renewing certain contracts that expired in 1997 which will increase future commitments. Most of these commitments are cancelable within a three-to-six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation. Related research and development expenses under these programs were $1.4 million, $3.1 million, and $3.5 million for 1998, 1997 and 1996, respectively.

9. Stockholders' Equity

Preferred Share Purchase Rights Plan

            In July 1995, the Board of Directors approved a Preferred Share Purchase Rights Plan ("Rights Plan"). The Rights Plan provides for the distribution of a preferred stock purchase right as a dividend for each share of the Company's Common Stock. This right entitles stockholders to purchase stock in the Company or in an acquirer of the Company at a discounted price in the event of certain hostile efforts to acquire control of the Company. The rights may only be exercised, if at all, until the earlier of July 31, 2000, or the occurrence of certain events, and may be redeemed by the Company. At December 31, 1998, the rights were not exercisable.

            In connection with the Rights Plan, 300,000 shares of the authorized Preferred Stock were designated as Series A Junior Participating Preferred Stock ("Junior Preferred Stock"), of which one share is equivalent to 100 shares of Common Stock. Each share of Junior Preferred Stock shall entitle the holder thereof to 100 votes on all matters submitted to a vote of the stockholders and shall rank, with respect to the payment of dividends and the distribution of assets, junior to all series of any other class of the Company's Preferred Stock. Subject to the rights of the holders of any shares of Preferred Stock with respect to dividends, the holders of shares of Junior Preferred Stock, in preference to the holders of Common Stock, shall be entitled to receive quarterly dividends, when, as and if declared by the Board of Directors. As of December 31, 1998, no dividends had been declared and no shares were outstanding.

Common Stock

            In November 1997, the Company completed a follow-on public offering of 2,000,000 shares of Common Stock at a price of $16.00 per share. The net proceeds to the Company were approximately $29.7 million.

            The total number of shares of Common Stock outstanding was 16,613,567 as of December 31, 1998, of which 50,875 were subject to repurchase. At December 31, 1998, the Company has reserved 5,511,691 shares of Common Stock for issuance upon exercise of warrants and options and conversion of debt and 38,300 common shares for issuance under the Employee Stock Purchase Plan.

Warrants

            The  following  warrants  to  purchase  shares of common  stock were issued in connection with the Senior Custom Convertible Notes, certain collaboration agreements, and various license, facility and equipment lease financing arrangements (also see Notes 5, 6 and 7):

                    Warrants Outstanding at December 31, 1998
             ---------------------------------------------------------
             Number of     Price Per    Aggregate
              Shares         Share        Price        Expiration Date
             ---------     ---------   ----------      ---------------
              332,500      $   16.74   $5,566,050      September 2000
              200,000          15.50    3,100,000      January 2003
               70,000          15.44    1,080,800      June 2002
               40,000           3.75      150,000      October 1999
               36,847          10.31      379,985      July 2000
               13,598          12.87      175,006      December 2001
               10,000          16.64      166,400      March 2003
                7,200          11.25       81,000      December 1999

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

10. Stock Option and Purchase Plans

Employee Stock Purchase Plan

            In April 1994, the Company adopted an Employee Stock Purchase Plan ("ESPP") under which 200,000 shares of Common Stock were reserved for issuance. All employees of the Company, except those having a 5% or greater ownership stake in the Company, are eligible to participate in the ESPP provided that on the first day of an offering period they have been employed by the Company for at least 30 days and are customarily employed by the Company at least twenty hours per week and at least five months per calendar year. Offerings will generally be for six months, with the purchase price per share equal to the lower of 85% of the market value on the date granted (the beginning of the offering period) or on the date purchased. The next offering period ends on March 31, 1999. As of December 31, 1998, 161,700 shares had been issued under the ESPP.

1992 Stock Option Plan

            The 1992 Stock Option Plan (the "Plan") provides for the grant of options to purchase shares of Common Stock to employees, including officers, directors, and consultants, upon terms determined by the Board of Directors. The options granted under the Plan may be either incentive stock options or nonstatutory stock options. As of December 31, 1998, an aggregate of 4,250,000 shares of Common Stock had been reserved for issuance under the Plan, of which 750,000 shares are subject to stockholders' approval.

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

            As of December 31, 1998, options to purchase 1,194,477 shares of Common Stock were exercisable, of which 73,163 shares would be subject to repurchase if all were exercised.

            The Company recorded deferred compensation expense for the difference between the exercise price and the deemed fair value for financial statement presentation purposes of the Company's Common Stock for certain options granted prior to shareholder approval in the period between December 1997 through May 1998. This deferred compensation expense aggregated $464,000 and is being amortized over the related vesting period.

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

            Options granted under this Plan to Non-Employee Directors upon their initial election to the Board will vest and be exercisable in five equal annual installments commencing on the date one year after the date of the grant. Vesting is contingent upon the continuous service of the director. The director may elect at any time while a Non-Employee Director of the Company to exercise the option prior to vesting of the option. Any unvested shares so purchased shall be subject to a repurchase right in favor of the Company. The Directors' Plan has been amended to provide for automatic vesting of options granted upon a change of control, as defined. Options granted annually to existing Non-Employee Directors vest in full on the date ten days prior to the date of the first annual meeting of stockholders of the Company subsequent to the date of the grant. The exercise price of options granted under the Directors' Plan must equal or exceed the fair market value of the Common Stock on the date of grant. Under this plan, 380,000 shares of Common Stock have been reserved for issuance. As of December 31, 1998, options for 186,000 shares were outstanding, of which 184,000 and 53,000 shares were exercisable and subject to repurchase if exercised, respectively.

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

            As  of  December   31,  1998,   options  for  180,000   shares  were
outstanding, of which 153,000 shares and 74,250 shares were exercisable and subject to repurchase if exercised, respectively.

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

            Pro forma information regarding net income and earnings per share is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997, and 1996, respectively: risk-free interest rates of 4.8%, 5.9% and 5.9%; dividend yields of 0%; volatility factors of the expected market price of the Company's Common Stock of .53, .55 and .57; and a weighted-average expected life of the options of three years.

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

            For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                           1998          1997          1996
                                        ----------    ----------    ----------
         Pro forma net loss             $  (42,766)   $  (35,604)   $  (21,813)
                                        ==========    ==========    ==========
         Pro forma net loss per share   $    (2.68)   $    (2.66)   $    (1.99)
                                        ==========    ==========    ==========

            The weighted average fair value of options granted during 1998, 1997 and 1996 was $5.64, $5.66 and $5.39, respectively.

            A summary of the Company's stock option activity under the Company's option plans which include the 1992 Stock Option Plan, the 1994 Non-Employee Directors' Plan and the Long-Term Objectives Stock Option Plan for Senior Management is as follows:

                                                       Outstanding Stock Options
                                                       -------------------------
                                           Shares                      Weighted
                                          Available                     Average
                                        For Grant of     Number of       Price
                                           Options        Shares       per Share
                                        ------------    ----------     ---------

         Balance at December 31, 1995        456,660     1,786,428        6.49
         Shares authorized                   650,000            --          --
         Options granted                    (652,066)      652,066       12.08
         Options exercised                        --      (305,072)       4.60
         Options forfeited                   235,559      (235,559)       7.85
                                        ------------    ----------
         Balance at December 31, 1996        690,153     1,897,863        8.54
         Shares authorized                   900,000            --          --
         Options granted                    (713,500)      713,500       13.15
         Options exercised                        --      (254,836)       5.13
         Options forfeited                    93,186       (93,186)      11.12
                                        ------------    ----------
         Balance at December 31, 1997        969,839     2,263,341       10.27
         Shares authorized                   750,000            --
         Options granted (a)                (834,656)      834,656       13.61
         Options exercised                        --      (109,285)       7.93
         Options forfeited                    97,689       (97,689)      12.75
                                        ------------    ----------
         Balance at December 31, 1998        982,872     2,891,023       11.24
                                        ============    ==========

       Note:

         (a) Of the 834,656 options granted in 1998, options for 22,128 shares are subject to stockholder approval.

The following table summarizes information concerning currently outstanding options:

                                                            Exercisable
                      Outstanding Stock Options            Stock Options
                 -----------------------------------   ---------------------
                               Weighted
                                Average    Weighted                Weighted
   Range of                    Remaining    Average                 Average
   Exercise        Number     Contractual  Exercise      Number    Price Per
    Prices       of Shares        Life       Price     of Shares     Share
--------------   ---------    -----------  ---------   ---------   ---------

$0.38 - $0.38       25,508        3.4      $    0.38      25,508   $   0.38
1.13 - 1.13         75,308        4.6           1.13      75,308       1.13
2.44 - 2.44         44,760        5.2           2.44      41,694       2.44
5.00 - 7.50        300,248        6.0           6.33     284,590       6.32
7.88 - 11.75       821,860        7.2          10.44     625,682      10.28
11.88 - 17.63    1,614,041        9.1          13.41     475,609      13.49
19.00 - 19.00        9,298        8.5          19.00       3,086      19.00
                 ---------                             ---------
$0.38 - $19.00   2,891,023        8.0      $   11.24   1,531,477       9.73
                 =========                             =========

11. Related Party Transactions

            In 1995, the Company entered into a collaboration agreement with Zeneca (see Note 5). As of December 31, 1998, Zeneca owned approximately 18% of the Company's outstanding Common Stock.

            In connection with the resignation of an officer in June 1996, the Company recorded approximately $500,000 in connection with the forgiveness of loans and salary continuation.

            In August 1996, an officer and director of the Company exercised options to purchase 132,333 shares of Common Stock (See Note 9). As consideration for the purchase of these shares and related tax liability upon the exercise of the options, the officer issued a full recourse promissory note in the amount of $1.1 million to the Company, of which approximately $883,000 is included in stockholders' equity. In addition, the Company provided secured loans to certain key employees and officers to assist in the down payments for the purchase of their personal residences, all of which are forgivable after specified years of employment. Included in Other Assets is approximately $446,000 of loans receivable from certain key employees and officers at December 31, 1998.

            In September 1997 and October 1998, the Company granted a total of 45,000 shares of Common Stock, to certain officers and recorded deferred compensation expense in the combined amount of $621,000, which is being amortized over the vesting period of the shares.

            Revenues derived under arrangements with related parties comprised approximately 21%, 51%, and 22% of total revenues in 1998, 1997 and 1996, respectively.

12.      Income Taxes

            The Company's current loss consists of a loss from U.S. and foreign operations of $18.6 million and $21.0 million, respectively.

            As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $104.7 million and $3.8 million, respectively. The Company also had federal and California research and development tax credit carryforwards of approximately $4.1 million and $3.1 million, respectively. The federal net operating loss and credit carryforwards will expire at various dates beginning in the year 2006 through 2018, if not utilized. The State of California net operating losses will expire at various dates beginning in 1999 through 2003, if not utilized.

            Utilization of the Company's U.S. federal and state net operating loss carryforwards and credits may be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

            For Swiss tax purposes, the Company has net operating losses of approximately $21.0 million which will expire in 2005. The Company does not expect to derive future tax savings from these losses.

            Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows as of December 31 (in thousands):

                                                         1998        1997
                                                       --------    --------
         Net operating loss carryforwards              $ 35,800    $ 30,400
         Research credits carryforwards                   6,300       3,700
         Capitalized R&D                                  3,100       1,700
         Deferred revenue                                   200         100
         Other - net                                      2,300       1,900
                                                       --------    --------
         Total deferred tax assets                       47,700      37,800
         Valuation allowance for deferred tax assets    (47,700)    (37,800)
                                                       --------    --------
         Net deferred tax assets                       $     --    $     --
                                                       ========    ========

            Due to the Company's history of losses, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $14.3 million and $8.0 million for the fiscal years ended December 31, 1997 and 1996, respectively.

            Deferred tax assets as of December 31, 1998 include approximately $1.5 million relating to the exercise of stock options, which will be credited to equity when realized.

13. Subsequent Events

            In February 1999, the Company secured a $5.0 million capital lease line to finance the purchase of equipment and tenant improvements.

            In March 1999, the Company completed the private placement of $28.0 million principal amount of 12% Senior Convertible Notes due 2002 (the "Notes"). The Notes are convertible into SUGEN Common Stock at $20.50 per share. Interest on the Notes may be paid in SUGEN Common Stock or cash, at the Company's option. As part of the Note placement, purchasers were issued warrants (the "Warrants") to acquire up to an additional $21.0 million principal amount of 12% Senior Convertible Notes which will mature on the third anniversary date of issuance (the "Warrant Notes"). The Warrant Notes will have principally the same terms and conditions as the original Notes. The Warrants to purchase the Warrant Notes are exercisable until March 2001. The Company has the right, at its option, to require the exercise of the Warrants by the holders in the event that the closing price of the Company's Common Stock exceeds certain levels during the term of the Warrants, subject to certain limitations. On or before August 6, 1999, the then outstanding balance of the 1997 Notes with a floating conversion mechanism (See Note 7) will be converted into SUGEN Common Stock in accordance with their terms or, at a premium of approximately 125% to 132% of their principal amount, exchanged for (i) an additional principal amount of the 12% Senior Convertible Notes due 2002 (the "Exchange Notes") and (ii) Warrants to acquire Warrant Notes in a principal amount equal to 75% of the principal amount of the Exchange Notes.

            The estimated fair value of the Warrants will be determined at the time of issuance and adjusted to their fair value while outstanding and unexercised. The non cash fair value of the Warrants, together with the costs and expenses related to the issuance of the Notes and Warrants will be recorded as debt issuance costs and amortized to expense over the term of the Notes. Further, if upon exercise of the Warrants the fair value of the Company's Common Stock is more than $20.50 per share (the conversion price of the Warrant Notes), the Company may record an additional non cash expense for such beneficial conversion feature (if such benefit exceeds the previously recorded fair value of the Warrants).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on March 29, 1999.

                                        SUGEN, INC.



                                        By:  /s/ Stephen Evans-Freke
                                             -----------------------------------
                                             Stephen Evans-Freke
                                             Chief Executive Officer and
                                             Chairman of the Board


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Stephen Evans-Freke and James L. Knighton, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       Signature                           Title                      Date
       ---------                           -----                      ----



/s/ Stephen Evans-Freke        Chief Executive Officer and       March 29, 1999
--------------------------     Chairman of the Board
(Stephen Evans-Freke)          (Principal Executive Officer)




/s/ James L. Knighton          Senior Vice President and         March 29, 1999
--------------------------     Chief Financial Officer
(James L. Knighton)            (Principal Financial and
                               Accounting Officer)




/s/ Axel Ullrich               Director                          March 29, 1999
--------------------------
(Axel Ullrich)

/s/ Richard D. Spizzirri       Director and Secretary            March 29, 1999
--------------------------
(Richard D. Spizzirri)



/s/ Jeremy L. Curnock Cook     Director                          March 29, 1999
--------------------------
(Jeremy L. Curnock Cook)



/s/ Heinrich Kuhn              Director                          March 29, 1999
--------------------------
(Heinrich Kuhn)



/s/ Donald E. Nickelson        Director                          March 29, 1999
--------------------------
(Donald E. Nickelson)