Form 10-Q
period 1999-03-31
SUGEN INC
filed 1999-05-17
CIK 908121

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          -----------------------------

                                    FORM 10-Q
(Mark one)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934. For the quarterly period ended March 31, 1999.

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


                          -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value; 16,880,775 shares outstanding at April 30, 1999.


================================================================================

                                   SUGEN, Inc.

                                      INDEX

                                                                                     PAGE NO.
PART I.  FINANCIAL INFORMATION

Item 1.          Financial Statements and Notes

                 Condensed Consolidated Balance Sheets - March 31, 1999
                 and December 31, 1998                                                 3

                 Condensed Consolidated Statements of Operations -
                 for the three months ended March 31, 1999 and 1998                    4

                 Condensed Consolidated Statements of Cash Flows - for the three
                 months ended March 31, 1999 and 1998                                  5

                 Notes to Condensed Consolidated Financial Statements                  6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                  10

Item 3.          Quantitative and Qualitative Disclosures About Market Risk           15

PART II. OTHER INFORMATION

Item 2.          Changes in Securities and Use of Proceeds                            16

Item 5.          Other Information                                                    18

Item 6.          Exhibits and Reports on Form 8-K                                     18

Signatures                                                                            20

Exhibit Index                                                                         21


                                             PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS AND NOTES

                                   SUGEN, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                         March 31,  December 31,
                                                           1999         1998
                                                         ---------    ---------
ASSETS                                                  (unaudited)
Current assets:
       Cash and cash equivalents                         $  37,392    $  23,901
       Short-term investments                               24,507       23,396
       Prepaid expenses and other current assets             1,300        1,022
                                                         ---------    ---------
             Total current assets                           63,706       48,692

Property and equipment, net                                  7,712        7,863
Other assets                                                 3,107        2,778
                                                         ---------    ---------
                                                         $  74,525    $  59,333
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                  $   2,826    $   4,883
       Accrued liabilities                                  16,433       13,910
       Deferred contract revenue                             1,450        1,625
       Capital lease obligations - current portion           2,905        2,779
                                                         ---------    ---------
             Total current liabilities                      23,614       23,197

Long-term liabilities:
       Capital lease obligations - non-current portion       6,257        5,724
       Senior convertible notes                             31,293        5,694
                                                         ---------    ---------
             Total long-term liabilities                    37,550       11,418

Stockholders' equity:

       Common stock                                        160,609      157,171
       Deferred compensation                                  (823)        (971)
       Note receivable from stockholder                       (883)        (883)
       Accumulated deficit                                (145,542)    (130,599)
                                                         ---------    ---------
             Total stockholders' equity                     13,361       24,718
                                                         ---------    ---------
                                                         $  74,525    $  59,333
                                                         =========    =========


                             See accompanying notes.

                                   SUGEN, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             1999        1998
                                                           --------    --------

Contract revenue (includes amounts from
   related party)                                          $  4,262    $  1,645

Costs and expenses:
    Research and development                                 16,528       9,432
    General and administrative                                2,673       1,845
                                                           --------    --------
       Total costs and expenses                              19,201      11,277
                                                           --------    --------

Operating loss                                              (14,939)     (9,632)

Other income and expenses:
    Interest income                                             521         979
    Interest expense                                           (487)       (468)
                                                           --------    --------
       Other income, net                                         34         511
                                                           --------    --------
Net loss                                                   $(14,905)   $ (9,121)
                                                           ========    ========


Basic and diluted net loss per share                       $  (0.89)   $  (0.59)
                                                           ========    ========

Shares used in computing basic and diluted net loss
  per share                                                  16,682      15,345
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

                                                         SUGEN, Inc.

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Increase (decrease) in cash and cash equivalents
                                                       (In thousands)
                                                         (unaudited)

                                                                                                             Three Months Ended
                                                                                                                 March 31,
                                                                                                      ------------------------------
                                                                                                        1999                 1998
                                                                                                      --------             --------
Cash flows from operating activities
Net loss                                                                                              $(14,905)            $ (9,121)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation, amortization and other non-cash items                                                1,613                  958
        Other assets                                                                                      (420)                   1
        Accounts payable                                                                                (2,057)                 536
        Accrued liabilities                                                                              2,526                  265
      Deferred revenue                                                                                    (175)                --
                                                                                                      --------             --------
Net cash used in operating activities                                                                  (13,830)              (7,459)
                                                                                                      --------             --------

Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net                                             (1,149)              (6,549)
Purchases of property and equipment, net                                                                  (459)                (454)
                                                                                                      --------             --------
Net cash used in investing activities                                                                   (1,608)              (7,003)
                                                                                                      --------             --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                                                              2,162                  632
Proceeds from issuance of senior convertible notes, net                                                 26,108                 --
Proceeds from lease financing of property and equipment                                                  1,351                  856
Payments under capital lease obligations                                                                  (692)                (541)
                                                                                                      --------             --------
Net cash provided by financing activities                                                               28,929                  947
                                                                                                      --------             --------

Net increase (decrease) in cash and cash equivalents                                                    13,491              (13,515)
Cash and cash equivalents at beginning of period                                                        23,901               23,816
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $ 37,392             $ 10,301
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

                                   SUGEN, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Summary of Organization and Significant Accounting Policies

         Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of SUGEN, Inc. ("SUGEN" or the "Company") and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements as of March 31, 1999, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the financial position at such date and the operating results and cash flows for those periods are included. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

         Comprehensive Income (Loss)

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to report in their annual financial statements an additional measure of income. Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in equity. Comprehensive loss was not material for the quarters ended March 31, 1999 and 1998.

         Derivative Financial Instruments

         Warrants issued to purchase convertible debt ("Warrant Notes") are valued up front using the fair value method and marked-to-market through interest expense over the remaining warrant term, until such time as the warrant is exercised. Upon exercise, the difference between the then current fair market value of the warrant and the beneficial conversion feature would be recorded as a premium or discount and amortized to interest expense over the term of the Warrant Notes. The derivative accounting has no impact on the Company's cash flows.

         Recent Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative

                                   SUGEN, Inc.

                                   (Unaudited)


Summary of Organization and Significant Accounting Policies (continued)

         instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999.

2.       Accrued Liabilities

         The components of accrued liabilities consist of the following:

                                                         March 31,  December 31,
                                                            1999        1998
                                                          -------      -------
                                                               (In thousands)
         Accrued research & development services          $ 9,577      $ 6,859
         Accrued compensation                               1,330        1,937
         Accrued professional fees                          1,325        1,118
         Other                                              4,201        3,996
                                                          -------      -------
                                                          $16,433      $13,910
                                                          =======      =======

3.       Research and Development Collaboration Agreements

         Laboratorios Del Dr. Esteve S.A.

         In March 1999, the Company, through its affiliate, SUGEN Europe AG, entered into an agreement with Laboratorios Del Dr. Esteve S.A. ("Esteve") to distribute, market and sell SUGEN's proprietary cancer products in Spain, Portugal and Andorra. In connection with this agreement, the Company recognized $1.4 million in net up-front fees and Esteve, through its affiliate Laboratorios P.E.N., S.A. purchased $1.0 million of SUGEN Common Stock at $31.50 per share.

         ASTA Medica Aktiengesellschaft

         In March 1999, the Company received the second of two $750,000 installments in consideration to extend the period of time for the screening and selection of active compounds under the Pan-Her program; $375,000 was recognized as contract revenue for 1999 services and the remaining $375,000 was in the form of the purchase of 10,964 shares of SUGEN Common Stock at $34.20 per share.

                                   SUGEN, Inc.

                                   (Unaudited)


4.       Senior Convertible Notes

         5% Senior Custom Convertible Notes due 2000

         For the quarter ended March 31, 1999, $537,717 of principal and accrued and unpaid interest relating to the Company's outstanding 5% Senior Custom Convertible Notes due 2000 (the "1997 Notes") were converted into 37,049 shares of Common Stock at a weighted average price of $14.50. Through March 31, 1999, $12.4 million of principal and accrued and unpaid interest relating to the 1997 Notes were converted into 1,039,398 shares of Common Stock at a weighted average price of $12.07 per share.

         12% Senior Convertible Notes due 2002

         In March 1999, the Company completed the private placement of $28.0 million principal amount of 12% Senior Convertible Notes due 2002 (the "Notes"). The Notes are convertible into SUGEN Common Stock at $20.50 per share. Interest on the Notes may be paid in SUGEN Common Stock or cash, at the Company's option. As part of the Note placement, purchasers were issued warrants (the "Warrants") to acquire up to an additional $21.0 million principal amount of 12% Senior Convertible Notes which will mature on the third anniversary date of issuance (the "Warrant Notes"). The Warrant Notes will have principally the same terms and conditions as the original Notes. The Warrants to purchase the Warrant Notes are exercisable until March 2001. The Company has the right, at its option, to require the exercise of the Warrants by the holders in the event that the closing price of the Company's Common Stock exceeds certain levels during the term of the Warrants, subject to certain limitations. On or before August 6, 1999, the then outstanding balance of the 1997 Notes with a floating conversion mechanism will be converted into SUGEN Common Stock in accordance with their terms or, at a premium of approximately 125% to 132% of their principal amount, exchanged for (i) an additional principal amount of the 12% Senior Convertible Notes due 2002 (the "Exchange Notes") and
         (ii) Warrants to acquire Warrant Notes in a principal amount equal to 75% of the principal amount of the Exchange Notes.

         The estimated fair value of the Warrants as of March 31, 1999 was $2.0 million and is subject to quarterly adjustments for changes in the fair value during the period the warrants are outstanding and unexercised. The non cash fair value of the Warrants, together with the costs and expenses related to the issuance of the Notes and Warrants of approximately $1.9 million were recorded as debt issuance costs and will be amortized to expense over the term of the Notes. Further, if upon exercise of the Warrants the fair value of the Company's Common Stock is more than $20.50 per share (the conversion price of the Warrant Notes), the Company may record an additional non cash expense for such beneficial conversion feature (if such benefit exceeds the previously recorded fair value of the Warrants).

                                   SUGEN, Inc.

                                   (Unaudited)


5.       Subsequent Events

         5% Senior Custom Convertible Notes due 2000

         In April and May 1999, $5.0 million of the 1997 Notes were exchanged into 12% Senior Convertible Notes due 2002, at a premium of 125% - 132% of their principal amount, for approximately (i) $6.5 million principal amount of the Exchange Notes and (ii) $4.9 million Warrants to acquire Warrant Notes.

                                   SUGEN, Inc.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects" and similar expressions which are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. The Company's actual results could differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below as well as the factors discussed in the Company's Form 10-K for the year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         SUGEN was founded in July 1991 to discover and develop new classes of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are involved in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. One of the Company's drug candidates is SU101, a PDGF TK signalling antagonist. The Company initiated a Phase III clinical trial for use of SU101 as a treatment for refractory glioblastoma during the first quarter of 1998. Additionally, SUGEN currently has underway multiple Phase II studies including SU101 in combination with BCNU in front-line glioma, mono-therapy in ovarian and non-small cell lung cancers and mono-therapy and in combination with mitozantrone in hormone refractory prostate cancer. A Phase II study of SU101 as single agent therapy for refractory anaplastic astrocytoma, another type of malignant brain tumor, is also being conducted in parallel with the Phase III trial, and at the same centers. To date, approximately 460 patients have been treated with SU101 in 14 Company-sponsored clinical trials. The Company's second cancer product candidate, SU5416, is a Flk-1/KDR TK antagonist which inhibits angiogenesis (the process by which blood vessels are formed). Currently, the Company is conducting multiple Phase I clinical trials for SU5416 in solid tumors in Europe and the U.S. and a Phase I/II study of SU5416 in Kaposi's sarcoma in the U.S. The Company announced plans to accelerate the development of SU5416 with the initiation of Phase III clinical trials in non-small cell lung and colorectal cancers, and for Phase II/III studies in Kaposi's sarcoma. Meanwhile, the Company will be working with certain investigators on National Cancer Institute-sponsored Phase II and Phase I/II studies in other cancer indications. In December 1998, the Company filed an Investigational New Drug application with the U.S. Food and Drug Administration for its third cancer product, SU6668, a novel broad spectrum inhibitor of angiogenesis and tumor growth, and is currently initiating Phase I clinical trials in Europe and the U.S. using intravenous and oral formulations, respectively. Through March 31, 1999, substantially all of the Company's revenue apart from interest income has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), Taiho Pharmaceutical Ltd. ("Taiho"), Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., Allergan, Inc. (collectively "Allergan"), and ASTA Medica Aktiengesellschaft ("ASTA Medica").

         In June 1998, the Company established SUGEN International AG ("SUGEN International"), as a wholly owned subsidiary. SUGEN Europe AG ("SUGEN Europe") was established in August 1998, as a wholly owned subsidiary of SUGEN International. Both entities are incorporated in the Canton of Schaffhausen, Switzerland. SUGEN International and SUGEN Europe will hold certain rights to the Company's technology portfolio outside of North America. The entities were formed to facilitate commercialization of the Company's products outside the United States.

         The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the acceleration of its three cancer products in clinical development along with the manufacturing scale-up and preparation for potential New Drug Application filings for SU101 and SU5416 in 2000. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of March 31, 1999, the Company's accumulated deficit was $145.5 million.

Results of Operations

         The Company's consolidated revenues for the three months ended March 31, 1999 and 1998 were $4.3 million and $1.6 million, respectively. Revenues for the three months ended March 31, 1999 included contract revenue from the Taiho, Zeneca, Allergan and ASTA Medica collaborations. In addition, $1.4 million in non-recurring net up front fees was recognized in connection with SUGEN Europe establishing a marketing and distribution agreement with Laboratorios Del Dr. Esteve S.A., Spain's second largest pharmaceutical company. These up front fees combined with Taiho related contract funding resulted in increased revenue over the prior year.

         Research and development expenses for the three months ended March 31, 1999 and 1998 were $16.5 million and $9.4 million, respectively. The increase in spending over the same period last year was primarily due to advancements made in the Company's clinical programs, including additional Phase II studies and the progression of the Phase III registrational study of SU101 and expanded Phase I and Phase I/II studies of SU5416. Also contributing to higher expenses in 1999 was moving the Company's third cancer product, SU6668, into clinical development and higher personnel related costs accompanying the growth in the Company's research and development programs. The Company expects that its research and development expenses will continue to grow in future years due to the clinical advancement of SU101, SU5416 and SU6668, including the related manufacturing and process development efforts, the hiring of personnel, additional preclinical studies, the initiation of new clinical trials on additional drug candidates, and pursuant to requirements under the Company's anticipated future collaborations.

         General and administrative expenses for the three months ended March 31, 1999 and 1998 were $2.7 million and $1.8 million, respectively. The increase in 1999 was primarily due to higher headcount related expenses and costs associated with the Company's international operations. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's expanding research and development efforts and the anticipated establishment of a sales and marketing force.

         Interest income for the three months ended March 31, 1999 and 1998 were $521,000 and $979,000, respectively. The decrease in 1999 was due to lower investment balances resulting from the timing of cash flows generated from financing activities. Interest expense for the three months ended March 31, 1999 and 1998 were $487,000 and $468,000, respectively. Increased interest expense associated with the Company's capital lease financing was partially offset by lower interest expense on the senior custom convertible notes as a significant amount of principal has since been converted into equity. The Company expects that interest expense will continue to increase in future periods due to interest expenses associated with the March 1999 convertible debt financing and continued use of capital lease financing for equipment and facility improvements.

Liquidity and Capital Resources

          At March 31, 1999, the Company had cash, cash equivalents and short-term investments of approximately $61.9 million compared with approximately $47.3 million at December 31, 1998. The increase in cash and investments during the three months ended March 31, 1999 was due to the issuance of the March 1999 12% senior convertible notes partially offset by the operating expenditure for the quarter.

         Through March 31, 1999, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, private placements of the Company's Preferred and Common Stock and senior convertible notes, and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with Taiho, Zeneca, Allergan and ASTA Medica, its cash, cash equivalents and short-term investments and capital lease financing. At March 31, 1999, the Company had capital lease lines of $3.6 million available for the purchase of equipment and facility improvements.

         The Company has entered into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments. Under these programs, commitments for external research funding are approximately $1.5 million, $1.4 million and $1.1 million in 1999, 2000 and 2001, respectively. Most of these commitments are cancelable within a three-to-six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancelation. The Company anticipates renewing certain contracts that expired in 1997 which will increase future commitments beyond the levels indicated above for 1999 through 2001.

         Net additions of equipment and leasehold improvements for the three months ended March 31, 1999 and 1998 were $459,000 and $454,000, respectively. The Company expects that its capital additions for 1999 will be lower than that of the prior year as 1998 included costs associated with the completion of the Company's new build-to-suit facility. In April 1999, the Company entered into a third amendment to its facility lease agreement thereby exercising the first of two available expansion options. The Company's obligations and related interest expense will increase in future periods due to the exercise of this expansion option, however this is not expected to have a financial impact until early 2000, the targeted completion date of the expansion.

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

Risk Factors

         The Company is at an early stage of development and must be evaluated in light of the uncertainties and complications present in a biotechnology company. The Company has been in existence only since 1991, and to date three cancer drug candidates (SU101, SU5416, and SU6668) have entered clinical trials. To achieve profitable operations on a continuing basis, the Company, alone or with collaborative partners, must successfully develop, manufacture, introduce and market its proposed products. Products, if any, resulting from the Company's research and development programs are not expected to be commercially available for a number of years, even if they are developed successfully and proven to be safe and effective. The Company has experienced significant operating losses since its inception. The Company expects to incur significant operating losses at least for the next several years and expects cumulative losses to increase as the Company's research and development efforts, including preclinical and clinical testing, are expanded. Substantially all of the Company's revenues to date have been received pursuant to the Company's collaborations. Should the Company or its collaborators fail to perform in accordance with the terms of any of their agreements, any consequent loss of revenue under the agreements could have a material adverse effect on the Company's results of operations. Some of the Company's currently proposed products are subject to development and licensing arrangements with the Company's collaborators. Therefore, the Company is dependent on the research and development efforts of these collaborators with respect to some of its proposed products and is entitled only to a portion of the revenues, if any, realized from the commercial sale of any of the potential products covered by the collaborations in many jurisdictions. Before obtaining regulatory clearance for the commercial sale of any of its products under development, the Company must demonstrate through preclinical studies and clinical trials that the potential product is safe and efficacious for use in humans for each target indication. The failure to adequately demonstrate the safety and efficacy of a product under clinical development could delay or prevent regulatory clearance of the potential product and could have a material adverse effect on the Company. The foregoing risks reflect the Company's early stage of development and the nature of the Company's industry and potential products. Also inherent at the Company's stage of development are a range of additional risks, including uncertainties regarding protection of patents and proprietary rights, government regulation, competition, employee issues, manufacturing uncertainties, the Company's lack of sales and marketing capabilities, uncertainty of market acceptance of the Company's products, and uncertainties regarding pharmaceutical pricing and reimbursement.

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

         An inventory of business critical financial, informational and operational systems has been completed. This inventory has been prioritized to reflect key items of significance. Compliance analysis is approximately 70% complete for these systems. Remediation activities vary by department; however, on the average, remediation activities are approximately 50% complete. Testing of the Company's information technology infrastructure is 70% complete. Testing of business critical application programs will begin in the second quarter of 1999 and is scheduled to be complete by the fourth quarter of 1999. Contingency planning will begin in the second quarter of 1999. The Company believes that with the completed modifications, the Y2K issue will not pose significant operational problems for its key computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Year 2000 issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time.

         In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors and research and development associates. If significant numbers of these third parties experience failures in their computer systems or equipment due to Y2K noncompliance, it could affect the Company's ability to process transactions, manufacture products or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Y2K compliance, update contracts and address any noncompliance issues. The total cost of the Y2K systems assessments and conversions is funded through operating cash flows and is not expected to exceed $200,000 of which approximately $50,000 has been spent to date. The actual financial impact could, however, exceed this estimate.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, including changes to interest rates, foreign currency exchange rates and the volatility of its stock price. A discussion of the Company's accounting policies for financial instruments and further disclosures relating to financial instruments is included in the Summary of Organization and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements.

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


                                                                                                                             Fair
                                                                                                    There-                  Value At
(in millions)                          1999          2000          2001         2002      2003      after          Total    3/31/99
                                    ------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                $ 37.5          --            --         --       --          --         $ 37.5     $ 37.4

 Weighted average interest rate           4.78%

Short-term investments                   $ 17.9        $  5.0       $  1.3        --       --          --         $ 24.2     $ 24.5

 Weighted average interest rate           5.40%         5.91%        5.04%



         The Company's earnings are also affected by the volatility of its stock price and interest rates as a result of its issuance of warrants to acquire additional 12% Senior Convertible Notes. The Company has attempted to mitigate the earnings exposure resulting from these stock price and interest rate fluctuations by establishing a ceiling on the amount of warrants exercisable per calendar quarter during the first 15 months of the 2 year warrant term. Such ceiling limits the amount of warrants exercisable to 33% of the then outstanding balance. For example, if the volatility of the Company's Common Stock increased by 10%, the Company's interest expense and net loss over the warrant term would increase by approximately $760,000. Conversely, if the volatility of the Company's Common Stock decreased by 10%, the Company's interest expense and net loss over the warrant term would decrease by $700,000. These amounts are determined by considering the impact of the hypothetical volatility of the Company's Common Stock prices on the estimated fair value of the warrants. Although changes in the valuation of this derivative would impact earnings, the Company's cash flow would not be affected.

                           PART II. OTHER INFORMATION

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 22, 1999, SUGEN, Inc. (the "Company") announced the private placement of $28,000,000 aggregate principal amount of its 12% Senior Convertible Notes due 2002 (the "Notes") and warrants (the "Warrants") to acquire $21,000,000 principal amount of 12% Senior Convertible Notes (the "Warrant Notes"). The private placement closed on March 24, 1999 (the "Closing Date"). In addition, the holders of the outstanding balance of approximately $5,700,000 of the Company's 5% Senior Custom Convertible Notes issued in September 1997 (the "1997 Notes") have agreed, subject to certain conditions set forth in the Securities Purchase and Exchange Agreement, that the 1997 Notes will be converted into common stock of the Company (the "Common Stock") in accordance with the terms of the 1997 Notes or exchanged for additional Notes and Warrants at a premium of 125-132% of the outstanding principal amount of the 1997 Notes within 135 days of the Closing Date. The exchange of all outstanding 1997 Notes would result in the issuance of an additional $7,368,073 principal amount of Notes and Warrants to purchase an additional $5,526,055 principal amount of Warrant Notes. The following summary of certain terms of the Notes and Warrants does not purport to be a complete description and is qualified in its entirety by reference to the forms of Securities Purchase and Exchange Agreement, Note and Warrant, each of which are incorporated by reference herein and copies of which are filed as Exhibits 4.1, 4.2 and 4.3 to the Company's Form 8-K filed on March 24, 1999.

         The Notes were sold at par, mature in March 2002 and bear interest at the rate of 12% per annum, payable in cash or, at the election of the Company, shares of Common Stock. The principal amount of the Notes, together with accrued and unpaid interest, is convertible into shares of Common Stock at a conversion price of $20.50 (the "Conversion Price"). Among other covenants, the Notes include covenants that require the Company to meet certain cash and cash equivalent maintenance requirements. The Warrants are exercisable at any time until March 2001, subject to restrictions on the level of exercises in any period as set forth in the Warrants. During the term of the Warrants, if the closing bid price of the Company's Common Stock exceeds 175% of the Conversion Price for a period of 20 consecutive trading days, the Company may require the Warrant holders to exercise the Warrants and purchase the Warrant Notes, subject to restrictions on the level of exercises that the Company may require in any period as set forth in the Warrants. However, if the closing bid price of the Company's Common Stock exceeds 200% of the Conversion Price for a period of 20 consecutive days, the Company, without limitation, may require the Warrant holders to exercise the Warrants and purchase the Warrant Notes. The Warrant Notes will have substantially the same terms as the Notes with a term of three years from their date of issuance and an interest rate of 12.0% per annum, payable in cash or, at the election of the Company, shares of Common Stock.

         The Company has the right, subject to certain conditions set forth in the Notes, to redeem the Notes, Warrants and Warrant Notes at any one time by delivering a cash amount equal to the outstanding principal and accrued interest of the Notes and Warrant Notes, plus a premium of 105%-110% depending on the redemption date, and warrants to purchase shares of the Company's Common Stock at the Conversion Price (the "Common Stock Warrants").

                           PART II. OTHER INFORMATION

Item 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS (continued)

         The Company also has the right to defease the Notes in accordance with the terms set forth in the Notes. On April 23, 1999, the Company filed with the SEC a Registration Statement on Form S-3 which covers the resale by the holders of the Notes and Warrants issued on the Closing Date of (i) a number of shares of Common Stock equal to at least the number of shares of Common Stock issuable to the holders upon conversion of the Notes issued on the Closing Date and the Warrant Notes issuable upon exercise of the Warrants issued on the Closing Date, determined as if such Notes and the Warrant Notes, together with three months' accrued and unpaid interest thereon, were converted in full at the Conversion Price, and (ii) such additional number of shares of Common Stock as the Company in its discretion determines to register in connection with the issuance of the shares of Common Stock in payment of interest on the Notes issued on the Closing Date and Warrant Notes issuable upon exercise of the Warrants issued on the Closing Date and the issuance of shares of Common Stock upon exercise of any Common Stock Warrants that may be issued upon redemption of the Notes, Warrants and Warrant Notes. In the event the registration statement is not declared effective within 135 days of the Closing, at the Note holders' option, the Company will be obligated to redeem the Notes for 100% of their outstanding face value plus accrued and unpaid interest.

         Diaz & Altschul Capital, LLC of New York City was the placement agent in the transaction. In consideration for its services as placement agent, the Company paid Diaz & Altschul Capital, LLC a fee of $1,400,000 with respect to the placement of the $28,000,000 principal amount of Notes issued on the Closing Date. Diaz & Altschul Capital, LLC will be entitled to additional fees in the event the Warrants are exercised. Such sale of securities was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving any public offering.

         On March 31, 1999, in connection with the existing ASTA Medica collaboration, the Company issued and sold 10,964 shares of SUGEN Common Stock at $34.20 per share for a total purchase price of $375,000 under an exemption from registration pursuant to Section 4 (2) of the Securities Act.

         On February 16, 1999, the Company and Esteve, through its affiliate Laboratorios P.E.N., S.A. entered into a Common Stock Purchase Agreement and, the Company issued and sold 31,746 shares of SUGEN Common Stock at $31.50 per share for a total purchase price of approximately $1.0 million under an exemption from registration pursuant to Section 4 (2) of the Securities Act.

                           PART II. OTHER INFORMATION

Item 5.       OTHER INFORMATION

                  Dr.  Heinrich  Kuhn  resigned  from  the  Company's  Board  of
              Directors effective April 22, 1999, coinciding with his retirement from the Max-Planck Society.

                  Effective  April 19, 1999,  the  Company's  Board of Directors
              appointed Gerald H. Moeller, Ph.D. and Samuel A. Hamad to its Board of Directors.


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

          Exhibit Number                      Description
          --------------                      -----------

              3.1          Restated Certificate of Incorporation (2)
              3.2(ii)      Bylaws of the Registrant (1)
              3.3          Certificate   of   Designation  of  Series  A  Junior
                           Participating Preferred Stock of the Registrant (3)
             10.79         Common Stock Purchase  Agreement,  dated February 16,
                           1999, between the Registrant and Laboratorios P.E.N.,
                           S.A.
             10.80+        Second Amended and Restated  Master Lease  Agreement,
                           dated  February 26, 1999,  between the Registrant and
                           Transamerica Business Credit Corporation.
             10.81         Amended  Letter  Agreement,  dated February 22, 1999,
                           between the Registrant and Stephen Evans Freke.
             10.82         Form of Securities  Purchase and Exchange  Agreement,
                           dated  as of  March  19,  1999,  by and  between  the
                           Company and the investors named therein. (4)
             10.83         Form of 12% Senior Convertible Note due 2002. (4)
             10.84         Form of 12% Senior Convertible Note Purchase Warrant.
                           (4)

---------------------
             + The Registrant has requested confidential treatment with respect to portions of this Exhibit.

             (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.

                           PART II. OTHER INFORMATION


Item 6.       EXHIBITS AND REPORTS ON FORM 8-K (continued)

             (2) Incorporated by reference to identically numbered exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report of Form 10-K for the year ended December 31, 1994.
             (3) Filed as an exhibit to the Form 8-K Current Report dated July 26, 1995 and incorporated herein by reference.
             (4) Filed as an exhibit to the Form 8-K Current Report dated March 24, 1999 and incorporated herein by reference.


(b)           Reports on Form 8-K

              SUGEN, Inc. filed a Current Report on Form 8-K, dated March 24, 1999, in connection with the private placement of $28,000,000 aggregate principal amount of its 12% Senior Convertible Notes due 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 12, 1999                          SUGEN, Inc.
         ----------------------------




By:    /s/ Stephen Evans-Freke                 By:   /s/ James L. Knighton
       -------------------------------               ---------------------------
       Stephen Evans-Freke                           James L. Knighton
       Chairman of the Board and                     Senior Vice President and
       Principal Executive Officer                   Principal Financial Officer

                                   SUGEN, Inc.

                                  EXHIBIT INDEX


          Exhibit Number                      Description
          --------------                      -----------

              3.1          Restated Certificate of Incorporation (2)
              3.2(ii)      Bylaws of the Registrant (1)
              3.3          Certificate   of   Designation  of  Series  A  Junior
                           Participating Preferred Stock of the Registrant (3)
             10.79         Common Stock Purchase  Agreement,  dated February 16,
                           1999, between the Registrant and Laboratorios P.E.N.,
                           S.A.
             10.80+        Second Amended and Restated  Master Lease  Agreement,
                           dated  February 26, 1999,  between the Registrant and
                           Transamerica Business Credit Corporation.
             10.81         Amended Letter  Agreement,  dated  February  22,1999,
                           between the Registrant and Stephen Evans Freke.
             10.82         Form of Securities  Purchase and Exchange  Agreement,
                           dated  as of  March  19,  1999,  by and  between  the
                           Company and the investors named therein. (4)
             10.83         Form of 12% Senior Convertible Note due 2002. (4)
             10.84         Form of 12% Senior Convertible Note Purchase Warrant.
                           (4)
             27            Financial Data Schedule

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

             (4) Filed as an exhibit to the Form 8-K Current Report dated March 24, 1999 and incorporated herein by reference.