Form 10-Q/A
period 1999-03-31
SUGEN INC
filed 1999-06-01
CIK 908121

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

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


                                             PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS AND NOTES

                                   SUGEN, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                         March 31,  December 31,
                                                           1999         1998
                                                         ---------    ---------
ASSETS                                                  (unaudited)
Current assets:
       Cash and cash equivalents                         $  37,392    $  23,901
       Short-term investments                               24,507       23,396
       Accounts receivable                                     507          373
       Prepaid expenses and other current assets             1,300        1,022
                                                         ---------    ---------
             Total current assets                           63,706       48,692


Property and equipment, net                                  7,712        7,863
Other assets                                                 3,107        2,778
                                                         ---------    ---------
                                                         $  74,525    $  59,333
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                  $   2,826    $   4,883
       Accrued liabilities                                  16,433       13,910
       Deferred contract revenue                             1,450        1,625
       Capital lease obligations - current portion           2,905        2,779
                                                         ---------    ---------
             Total current liabilities                      23,614       23,197

Long-term liabilities:
       Capital lease obligations - non-current portion       6,257        5,724
       Senior convertible notes                             31,293        5,694
                                                         ---------    ---------
             Total long-term liabilities                    37,550       11,418

Stockholders' equity:

       Common stock                                        160,609      157,171
       Deferred compensation                                  (823)        (971)
       Note receivable from stockholder                       (883)        (883)
       Accumulated deficit                                (145,542)    (130,599)
                                                         ---------    ---------
             Total stockholders' equity                     13,361       24,718
                                                         ---------    ---------
                                                         $  74,525    $  59,333
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

                                                         SUGEN, Inc.

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Increase (decrease) in cash and cash equivalents
                                                       (In thousands)
                                                         (unaudited)

                                                                                                             Three Months Ended
                                                                                                                 March 31,
                                                                                                      ------------------------------
                                                                                                        1999                 1998
                                                                                                      --------             --------

Cash flows from operating activities
Net loss                                                                                              $(14,905)            $ (9,121)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation, amortization and other non-cash items                                                1,613                  958
        Prepaid expenses and other current assets                                                         (412)                 (98)
        Other assets                                                                                      (420)                   1
        Accounts payable                                                                                (2,057)                 536
        Accrued liabilities                                                                              2,526                  265
      Deferred revenue                                                                                    (175)                --
                                                                                                      --------             --------
Net cash used in operating activities                                                                  (13,830)              (7,459)
                                                                                                      --------             --------


Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net                                             (1,149)              (6,549)
Purchases of property and equipment, net                                                                  (459)                (454)
                                                                                                      --------             --------
Net cash used in investing activities                                                                   (1,608)              (7,003)
                                                                                                      --------             --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                                                              2,162                  632
Proceeds from issuance of senior convertible notes, net                                                 26,108                 --
Proceeds from lease financing of property and equipment                                                  1,351                  856
Payments under capital lease obligations                                                                  (692)                (541)
                                                                                                      --------             --------
Net cash provided by financing activities                                                               28,929                  947
                                                                                                      --------             --------

Net increase (decrease) in cash and cash equivalents                                                    13,491              (13,515)
Cash and cash equivalents at beginning of period                                                        23,901               23,816
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $ 37,392             $ 10,301
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

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    May 28, 1999                          SUGEN, Inc.
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