Form 10-K405/A
period 1998-12-31
SUGEN INC
filed 1999-08-02
CIK 908121

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          -----------------------------


                               Amendment No. 1 to
                                    FORM 10-K


(Mark one)

   X         Annual  Report  Pursuant  to Section 13 or 15(d) of the  Securities
-------      Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

-----------------------------
(1) Excludes 6,007,944 shares of the Registrant's Common Stock held by executive officers, directors and stockholders whose ownership exceeds 5% of the Common Stock outstanding at March 15, 1999.
================================================================================

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

         SUGEN is also applying its drug discovery and development platform to areas outside oncology, including ophthalmology, rheumatoid arthritis, cardiovascular disease, diabetes, and immunology. The Company is still awaiting final results of a Phase I/II clinical trial with SU5271, an epidermal growth factor receptor ("EGF TK") antagonist, for the treatment of psoriasis; however, the results seen to date have not been compelling, and given the Company's prioritization on its cancer programs, the Company does not currently anticipate moving forward into Phase II with SU5271.

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

         The following table outlines SUGEN's development and research programs which are being pursued either independently by SUGEN or in collaboration with the Company's partners:

-----------------------------------------------------------------------------------------------------------------------
          Program                       Indication(s)                 Status(1)                     Rights
-----------------------------------------------------------------------------------------------------------------------
                                                      Cancer
-----------------------------------------------------------------------------------------------------------------------
SU101                       First Relapse malignant glioma        Phase III             SUGEN
PDGF TK Inhibitor            - Monotherapy
                            Newly diagnosed malignant glioma      Phase II              SUGEN
                             - Combination therapy with BCNU
                            Prostate cancer                       Phase I/II pilot      SUGEN
                            -Combination therapy  with            to prepare for
                            mitoxantrone Ovarian, lung            Phase III             SUGEN
                            and anaplastic astrocytoma            Phase II
-----------------------------------------------------------------------------------------------------------------------
SU5416                      Angiogenesis inhibition               Phase I               Taiho
Flk-1/KDR TK Antagonist      -Most solid tumor types                                       Japan
                            Colorectal cancer                     Phase III (summer)    SUGEN
                            Non small cell lung cancer            Phase III                United States and rest of
                            AIDS-related Kaposi's sarcoma         Phase II/III          world
-----------------------------------------------------------------------------------------------------------------------
SU6668                      Angiogenic and cytostatic anti-tumor  Phase I               SUGEN
Broad Spectrum Inhibitor    activity
                            -Most solid  tumors
-----------------------------------------------------------------------------------------------------------------------
Raf Antagonist              Pancreatic, bladder cancers           Lead compounds        ASTA Medica
                                                                                           Europe and South America
                                                                                        SUGEN
                                                                                        United States and rest of
                                                                                        world
-----------------------------------------------------------------------------------------------------------------------
Pan-Her Antagonist          Breast, ovarian, gastric, lung, head  Preclinical           ASTA Medica
                            and neck, prostate cancers                                     Europe and South America
                                                                                        SUGEN
                                                                                           United States and rest of
                                                                                        world
-----------------------------------------------------------------------------------------------------------------------
GRB2 Antagonist             Multiple TK-driven tumors             Lead compounds        SUGEN
-----------------------------------------------------------------------------------------------------------------------
Met TK Antagonist           Stomach, colorectal and lung cancers  Screening             SUGEN
-----------------------------------------------------------------------------------------------------------------------
Five cancer targets,        Certain major cancers                 Research and          Zeneca
   including the Aurora2                                          screening
-----------------------------------------------------------------------------------------------------------------------
Other proprietary programs  Various cancers                       Research and          SUGEN
                                                                  screening
-----------------------------------------------------------------------------------------------------------------------
                                                  Other Programs
-----------------------------------------------------------------------------------------------------------------------
Insulin TP Antagonist       Diabetes Type I/Type II               Preclinical           SUGEN
-----------------------------------------------------------------------------------------------------------------------
Immunology targets          Immune suppression, acute             Research and          SUGEN
                            inflammation                          screening
-----------------------------------------------------------------------------------------------------------------------
Flk-1/KDR TK Antagonist     Rheumatoid arthritis                  Preclinical           SUGEN
(other targets)
-----------------------------------------------------------------------------------------------------------------------
Flk-1/KDR TK Antagonist     Angiogenesis inhibition in            Preclinical           Allergan
(other targets)             ophthalmology
                             - Diabetic retinopathy
                             - Macular degeneration
------------------------------------------------------------------------------------------------------------------------
Neurology targets           Neurodegenerative diseases            Research and          SUGEN
                                                                  screening
------------------------------------------------------------------------------------------------------------------------
PDGF TK Antagonist          Cardiovascular diseases               Lead compounds        SUGEN
(and other targets)
------------------------------------------------------------------------------------------------------------------------

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

ASTA Medica Aktiengesellschaft


         In December 1995, SUGEN and ASTA Medica entered into a collaboration to research, develop, manufacture, market and distribute potential oncology products based upon the Company's Pan-Her antagonist and Raf antagonist programs. Under the terms of the collaboration, ASTA Medica will undertake the medicinal chemistry and pharmaceutical development work on SUGEN's drug candidates, and will perform preclinical and clinical development in Europe in accordance with FDA standards. ASTA Medica paid SUGEN a $4.0 million technology set-up fee and is providing additional consideration in the form of services provided by ASTA Medica pursuant to the collaboration but on non-collaboration programs. Additionally, ASTA Medica purchased $9.0 million of Common Stock at a price of $20.88 per share. In January 1998, SUGEN and ASTA Medica decided to proceed into clinical development with their Pan-Her cancer program, marking the first milestone in SUGEN's collaborations with ASTA Medica. ASTA Medica exercised its option to satisfy its $500,000 milestone obligation by the purchase of 18,665 shares of SUGEN Common Stock at a price of approximately $26.79 per share. The Company has recorded the amount received in excess of the fair market value of the Common Stock issued as revenue in accordance with its policy. Fair market value of the Common Stock issued equals the 20 day average closing price as defined in the ASTA Medica agreement. ASTA Medica has subsequently made certain cash payments and has purchased additional SUGEN shares in connection with modifications to the collaboration agreement as they relate to the Pan-Her program. In due course, SUGEN may receive additional milestone payments in the two programs if they are successful. The agreement provides for ASTA Medica to receive exclusive marketing rights to collaboration products in Greater Europe (including countries and territories located in the former Soviet Union) and South America, subject to an obligation to pay royalties on net sales in such territories to SUGEN. ASTA Medica also has the right of first offer to manufacture product to be sold in SUGEN territories. SUGEN retains marketing rights in the rest of the world, subject to a royalty payable to ASTA Medica in most circumstances.


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

Research and Development Activities


         Research and development costs reimbursed by the Company's collaborators amounted to $14.9 million, $6.0 million and $13.6 million in 1998, 1997 and 1996, respectively. Company-sponsored research amounted to $32.0 million, $28.6 million and $16.2 million for the same periods then ended.


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

Employees

         As of December 31, 1998, the Company had 239 full-time employees, including a technical scientific staff of 147. The Company places an emphasis on recruiting the highest caliber personnel. The Company has selected and assembled a group of experienced scientists and managers with skills in a wide variety of disciplines, including molecular biology, chemistry and pharmaceutical development. To date, the Company believes it has been successful in its efforts to recruit qualified employees, and although we cannot guarantee we can continue to recruit this level of expertise we expect to be able to do so in the future.

                                  RISK FACTORS

         This report contains forward-looking statements. These statements relate to future events or our future clinical or product development or financial performance. In some cases, you can identify forward-looking statements by phrases such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable phrases. These statements reflect only our current expectations. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined below. These factors may cause our actual results to differ materially from any forward-looking statements. We are not undertaking any obligation to update any forward-looking statements contained in this report to reflect any future events or developments.

Our product candidates are at an early stage of development, and if we are unable to successfully develop and commercialize products, we would not generate revenues.

         To date, none of our product candidates have been commercialized. All of our product candidates are in early stages of development, and our drug discovery and development methods are relatively new and untested. We face the risks of failure inherent in developing biotechnology products based on new technologies. To achieve profitable operations on a continuing basis, we, alone or with collaborative partners, must successfully develop, manufacture, introduce and market our proposed products. To date, three of our drug candidates have entered human clinical testing. We cannot predict whether we will be able to develop any commercial products. Products, if any, resulting from our research and development programs are not expected to be commercially available until at least 2001, even if successfully developed and proven to be safe and effective.

If we are unable to raise additional funds, we may not be able to continue our product development efforts, and the future viability of our business will be at risk.

         Our product development programs are very costly. We expect to continue to spend substantial funds for our research, preclinical and clinical testing, and operations for the foreseeable future. Our future cash liquidity and capital requirements will depend on many factors, including:

         o continued scientific progress of our research and development programs;

         o        our ability to establish collaborations with partners;

         o progress of our preclinical and clinical trials of product candidates;

         o        the time and costs of obtaining regulatory clearances;

         o        the  costs   involved  in   obtaining   and   protecting   our
                  intellectual property rights;

         o        competing technological developments;

         o        changes  in  our  existing   research  and   commercialization
                  collaboration arrangements; and

         o        costs associated with commercialization of our products.

         As of March 31, 1999, we had approximately $61.9 million available in cash and short-term investments, and we incurred approximately $19.2 million in development and operating expenses in the first quarter of fiscal year 1999. We believe that our existing capital resources, together with facility and equipment lease lines, the anticipated revenues from current collaborations and projected interest income, will support our current and planned operations into 2000. However, we cannot predict whether our assumed levels of revenue and expense will prove accurate.

         We may need to raise additional funds if:

         o our lead product candidates, SU101, SU5416 and SU6668, are not sufficiently safe or effective to be commercialized;

         o        we do not establish future collaborations with partners;

         o        our clinical  trials of SU101,  SU5416 and SU6668 are delayed,
                  are  not   successful  or  are  more  costly  than   currently
                  predicted; or

         o        additional clinical trials are required for product approval.

         We cannot predict whether we will be able to raise sufficient funds in the future. If adequate funds are not available, we may be unable to fund our research and development efforts, conduct our clinical trials, or successfully commercialize and market our product candidates. If we raise additional funds by issuing equity securities, our existing stockholders may experience substantial dilution. If we raise additional funds through collaborative arrangements, we may be required to give up some commercialization rights to our technologies, product candidates or products.

We have only a limited operating history, and we expect to continue to generate losses.

         We may never achieve a profitable level of operations. To date, we have engaged primarily in research and development. Our development and general and administrative expenses have resulted in substantial losses. As of March 31, 1999, we had an accumulated deficit of approximately $145.5 million. We expect our losses to continue at least through 2001. We expect cumulative losses to increase substantially as our research and development efforts, including preclinical and clinical testing, are expanded. Our ability to become profitable will depend on our ability to, among other things:

           o      obtain and protect our intellectual property rights;

           o      complete our product development;

           o      obtain product regulatory approvals;

           o      manufacture and market our proposed products; and

           o      achieve market acceptance for our products.


We rely heavily on collaborations for the discovery, development, clinical testing and commercialization of our product candidates. Our dependence on collaborators may delay or impair our ability to generate revenues or adversely affect our profitability.

         Our strategy for the discovery, development, clinical testing, manufacturing and commercialization of our proposed products includes entering into various collaborations with corporate partners, licensors, licensees and others, and is dependent upon the subsequent success of these outside partners in performing their responsibilities. If our partners are not successful, we may not be able to continue our product development efforts, and the future viability of our company will be at risk. Currently, we have collaborations with the following partners:

           o      Allergan, Inc. and its affiliate Vision Pharmaceuticals, L.P.

           o      ASTA Medica Aktiengesellschaft

           o      Esteve S.A. of Spain

           o      Max-Planck Society

           o      National Cancer Institute

           o      New York University Medical Center

           o      ProChon Biotech Limited

           o      Taiho Pharmaceutical Ltd.

           o      Zeneca Limited

         Our ability to develop, test, manufacture and market our proposed products successfully depends significantly on our partners' performance under these, and future, collaborations. We cannot control the amount and timing of resources to be devoted to our collaborations by corporate partners. We cannot be certain that our partners will perform their obligations under these collaborations or that we will succeed in identifying lead compounds or developing commercial products from these or future collaborations. We cannot predict whether our partners or any future partners will pursue their own existing or alternative technologies in preference to those being developed in our collaborations. Generally, our collaborative arrangements do not obligate our partners to devote a specific level of funding to research related to our potential products. Our collaborative partners are free to select the methods they use in pursuing their research targets. We cannot predict whether our collaborative partners will continue to conduct research related to our potential products or conduct research and select research targets in a manner consistent with our best interests. If our collaborative partners do not continue to conduct research related to our potential products, our business, financial condition and results of operations could be materially adversely affected. We also cannot predict whether we will derive any additional revenue from such arrangements over and above the contractual payment amounts.

         o Termination of collaborations. The termination or material reduction in the scope of our collaborations could have a material adverse effect on our business. Unless extended, our research collaboration with Allergan expires in October 1999, research funding under our collaboration with Zeneca expires in March 2000, and our collaboration with New York University expires in September 2001. Our collaboration with Max-Planck expired in August 1997, and the restatement and renewal of this arrangement is currently under negotiation. We expect to complete written documentation of the renewed, modified collaboration that is consistent with the oral understanding Max-Planck and SUGEN have been operating under to date. However, we cannot predict whether any of these agreements will be renewed on favorable terms, if at all. Additionally, our collaborations may be terminated under certain circumstances. If any of our partners terminates its agreement or fails to provide adequate funding to support our research and product development efforts, we will need to obtain additional funding from other sources and will be required to devote additional resources to the development of our products. We cannot predict whether we would be able to find a suitable substitute partner in a timely manner, on reasonable terms, or at all. If we fail to find a suitable partner, our research, development or commercialization of certain planned products would be delayed significantly, which would cause us to incur additional expenditures. In addition, termination of a collaboration may cause us to give up rights to technology or products jointly developed under the collaboration.

         o Future collaborations. In addition, we cannot predict whether you that we will be able to negotiate additional collaborative arrangements on acceptable terms, if at all, or that such future collaborations will be successful. To the extent that we choose not to or are unable to establish such arrangements, it would require substantially greater capital to undertake research, development and marketing of our proposed products at our own expense. In addition, we may encounter significant delays in introducing our proposed products into certain markets or find that the development, manufacture or sale of our proposed products in such markets is adversely affected by the absence of such collaborative agreements. Additionally, if we do not establish such future collaborations, we may encounter significant delays in the development and commercialization of our proposed products which would cause us to incur substantial additional expenditures.

If we are unable to protect our intellectual property, we may be unable to prevent other companies from using our technology in competitive products. If we are unable to operate our business without infringing intellectual property rights of others, we may be prevented from developing and commercializing our product candidates.

         Our technology will be protected from unauthorized use by others only to the extent that it is covered by valid and enforceable patents or effectively maintained as trade secrets. As a result, our success depends in part on our ability to:

         o        obtain patents;

         o        protect trade secrets;

         o operate without infringing on the proprietary rights of others; and

         o        prevent others from infringing on our proprietary rights.

         As of June 14, 1999, we held exclusive rights to at least 60 issued U.S. patents, exclusive rights to at least 10 U.S. patent applications for which notices of allowances had been received, and had filed or held exclusive licenses to approximately 110 U.S. patent applications. We also hold exclusive rights to many corresponding foreign patent applications. Patent matters for biotechnology companies, especially concerning cell receptors and the DNA encoding them, involve complex legal and factual questions, so we cannot predict the availability and scope of patent protection. We cannot be certain that we will develop products that are patentable or that patents will issue from our pending applications. In addition, we cannot predict whether our patents or patents that we license from others will be enforceable and afford protection against competitors. Our patents or patent applications, if issued, may be challenged, invalidated or circumvented. Our patent rights may not provide us with proprietary protection or competitive advantages against competitors with similar technologies. Others may independently develop technologies similar to ours or independently duplicate our technologies. Due to the extensive time required for development, testing and regulatory review of our potential products, our patents may expire or remain in existence for only a short period following commercialization. This would reduce or eliminate any advantage of the patents.

         We cannot be certain that we were the first to make the products or processes covered by each of our issued or pending patent applications or that we were the first to file patent applications for such products or processes. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the field of TKs, TPs and STKs and their related signalling pathways. Our commercial success will depend, in part, on not infringing our competitors' patents and not breaching technology licenses we obtain. We have been notified from time to time of claims that we may be infringing other's intellectual property rights. Some companies have filed patent applications or been granted patents covering subject matter potentially useful or necessary to us or conflicting with our patents and patent applications. Such conflicts could significantly reduce the scope of our issued or licensed patents. In addition, we may need to license the right to use third-party patents and other intellectual property to continue development and marketing of our products. We may not be able to acquire such required licenses on acceptable terms, if at all. If we do not obtain such licenses, we may need to design around other parties' patents or we may not be able to proceed with the development, manufacture or sale of our products.

         o SU101. SU101, a compound generally known as leflunomide, was discovered more than 17 years ago. In December 1997, we received two U.S. patents relating to methods of using SU101 for treating various diseases, including certain cancers characterized by inappropriate PDGF-R activity. We currently own the exclusive rights to one of the patents. We have been assigned exclusive world-wide rights to the other patent and the corresponding foreign patent applications from all but one party. We cannot predict whether negotiations with the remaining party to acquire the remaining rights will be successful. In addition, we have filed several U.S. patent applications, and corresponding foreign patent applications, covering different formulations of SU101 and their use to treat various diseases. Currently, we have received two U.S. patents relating to SU101 formulations. These two patents cover the SU101 formulation that we believe will be commercially marketed. While we plan to commercialize SU101 in certain major markets outside the U.S. through our affiliates or licensees, we cannot predict whether we will receive patent protection outside the U.S.

                           Hoechst AG holds a number of U.S. and foreign patents
                  and has filed U.S. and foreign patent applications covering different compositions and pharmaceutical uses of leflunomide, including the use of leflunomide for treating cancer. We believe our research and development and clinical trials with SU101 in the U.S. are protected from claims of infringement of the Hoechst U.S. patents because such activities are being conducted for the development and submission of information to the FDA for regulatory approval. However, similar protection may not be available outside the U.S. Although we cannot predict if SU101 will be approved by the FDA for marketing in the U.S., we believe that some of Hoechst's U.S. patents may have expired by the time marketing of SU101 begins and that Hoechst's other U.S. patents will either not be infringed by our making, using and selling of SU101 in the U.S. or are subject to claims that they are not valid, thereby permitting us to produce and market SU101 without valid claims of infringement of the Hoechst patents. However, we cannot predict whether a court will agree with our beliefs regarding invalidity and non-infringement of Hoechst's issued patents or that the term of Hoechst's issued patents will be extended. To date, Hoechst has not initiated legal proceedings against us concerning possible patent infringement. However, we cannot predict whether Hoechst will assert claims against us in the future. If a court found us to be infringing a valid patent issued to Hoechst covering the use of leflunomide for treating cancer, we would be required to obtain a license from Hoechst to manufacture or sell SU101 for treating cancer. We cannot predict whether we would be able to reach agreement with Hoechst for a license for SU101 upon favorable terms, if at all. The assertion of any infringement claims, even if resolved in our favor, could result in substantial costs and expenses to us.

         o SU5416. In August 1998, we received a U.S. patent covering, among other things, SU5416 and methods of using SU5416. Currently, we have related foreign patent applications pending, including in Japan and the European community. Except in Japan, we hold exclusive worldwide rights to these applications. If foreign patents are not issued, the failure to receive foreign patent protection could materially adversely affect our business, financial condition and results of operations.

         o SU6668. The compound SU6668 is generically covered by an issued U.S. patent. That is, SU6668 is encompassed by some of the claims in the issued U.S. patent, but SU6668 is not specifically recited in the claims. In general, such generic coverage provides adequate patent protection. However, it may be advantageous under certain circumstances to obtain claims that specifically recite SU6668. For example, a competitor that challenges the validity of a patent may be able to invalidate a claim that encompasses many different compounds, but not a claim that recites one specific compound. We have filed a U.S. utility application and corresponding foreign patent applications specifically claiming SU6668. We hold the exclusive worldwide rights to these applications, except in Japan. We cannot predict whether patents will issue which specifically recite SU6668 or that the term of any U.S. patents will exceed that of the term of the outstanding U.S. patent that generically covers SU6668. The failure to receive U.S. and foreign patent protection could materially adversely affect our business, financial condition and results of operations.

         We may face litigation to defend against claims of infringement, assert claims of infringement, enforce our patents, protect our trade secrets or know-how, or determine the scope and validity of others' proprietary rights. Patent litigation is costly and would divert our attention and resources. In addition, we may be involved in interference proceedings declared by the United States Patent and Trademark Office to determine the priority of our patent applications compared to the patent applications of one or more third parties. Litigation or interference proceedings could have a material adverse effect on our business, financial condition and results of operations, including as a result of any delay in the marketing of our products due to litigation related to our intellectual property. Additionally, we could be unsuccessful in our efforts to enforce our intellectual property rights or obtain patent protection. We have received letters from at least two third parties indicating that they believe we may be practicing their proprietary technology. We do not believe that we practice any validly claimed subject matter in which these third parties possess an ownership interest. However, we cannot predict whether the third parties will agree with our position or that a court will agree with our belief regarding invalidity and/or non-infringement. As set forth above, any resulting litigation could materially adversely affect our business, financial condition and results of operations.


If we are not able to demonstrate the safety and efficacy of our product candidates in our clinical trials or our clinical trials are delayed, we would not be able to market our products in the United States or abroad on a timely basis, if at all.

         Clinical development, including preclinical testing, is a long, expensive and uncertain process. Any of our clinical trials may not be correctly designed to result in data necessary to prove the safety and efficacy of our product candidates. It may take us several years to complete our testing, and failure can occur at any stage of testing. We cannot rely on interim results of trials to necessarily predict their final results, and acceptable results in early trials might not be repeated in later trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. Any trial may fail to produce results satisfactory to the FDA. Preclinical and clinical data can be interpreted in different ways, which could delay, limit or prevent regulatory approval. Negative or inconclusive results or adverse medical events during a trial could cause a trial to be repeated or a program to be terminated.

         The rate of completion of our clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment can be affected by the size of the available patient population, the nature of the trial protocol, the location of clinical sites and the patient eligibility criteria for the study. Delays in patient enrollment may result in increased costs, delays or termination of clinical trials, which could have a material adverse effect on our business. In addition, because we have a limited clinical staff, we generally rely on third-party clinical investigators to conduct our clinical trials, and as a result, we face certain additional delaying factors outside our control. These factors include:

         o third-party investigator failure to perform their contractual obligations;

         o        third-party investigator failure to meet regulatory standards;

         o inadequately trained or insufficient personnel at the study site; and

         o        delays in approvals from a study site's review board.


         We cannot predict whether we will be able to submit a new drug application as scheduled if clinical trials are completed or when new drug applications will be reviewed and cleared by the FDA, if at all. For our three cancer drug candidates currently in clinical trials, we cannot be certain that planned trials will begin on time, and we cannot predict whether clinical trials will be completed on schedule. We cannot predict whether any trials will result in marketable products or that any products will be commercially successful even if approved for marketing. Our product development costs will increase if we have delays in testing or approvals. If the delays are significant, our business, financial condition and results of operations will be materially adversely affected.

Clinical testing may uncover negative side effects for our product candidates which may delay or prevent commercialization of such drug products.

         We face the risk that any drug candidate may be toxic or produce negative side effects in animals or humans when given in high doses or over long periods of time. We cannot predict whether unacceptable toxicities or side effects will occur at any time in any toxicological study or human clinical trial of our proposed products. If our products produce unacceptable toxicities or side effects in our clinical testing, we and/or the FDA may interrupt, limit, delay or stop the development of our product candidates. Even if a product receives regulatory clearance, it may later be shown to be unsafe or ineffective, thus limiting the product's use or requiring its removal from the market. We cannot predict whether any of our product candidates will be safe and effective when administered to patients.


Our products have never been manufactured on a commercial scale, and our lack of manufacturing expertise may impair our ability to generate revenues.

         We have no manufacturing facilities and thus rely on third-party manufacturers to produce our compounds for research and development, preclinical and clinical purposes. If we cannot contract for a sufficient supply of our compounds on acceptable terms, or if our manufacturers experience delays or difficulties, our preclinical and clinical testing schedule would be delayed. A delay in our testing schedule would result in a delay in the submission of products for regulatory approval and the subsequent commercial sale of such products, which would materially adversely affect our business. Also, any manufacturer will have to prove both to us and to the FDA that its manufacturing process complies with government regulations. Our products under development, as well as many of their components, have never been manufactured on a commercial scale. It may be difficult or impossible to economically manufacture our products on a commercial scale. We may need to identify and qualify additional manufacturers for commercial production. We cannot be certain that our existing manufacturers or any new manufacturer will be able to provide the required quantities of our compounds on reasonable terms, or at all.

We have no sales and marketing capability, and our lack of sales and marketing personnel and expertise may impair our ability to generate revenues.

         We currently have very limited sales, marketing and distribution capability. We intend to rely on relationships with one or more pharmaceutical companies with established distribution systems and sales forces to market some of our proposed products. In addition, we expect to market some of our proposed products directly. Thus, we must develop a marketing and sales force with the necessary technical expertise. If we do not establish sufficient in-house sales and distribution capabilities or establish successful marketing, co-promotion or licensing arrangements with third parties, we will not be able to successfully market and commercialize our drug products.

If our products are not accepted by the health care community, including physicians, patients and health care payors, we may not be able to market and commercialize our products, and our profitability may be adversely affected.

         We believe that our ability to commercialize our product candidates effectively will depend on the safety, efficacy and cost-effectiveness of our products and the availability of adequate insurance reimbursement for these products. The treatment of cancer with cytostatic, as opposed to cytotoxic, therapy is a novel method of treating cancer that may not be accepted by the health care community. If cytostatic cancer treatments are not accepted by the health care community, our ability to generate revenues may be impaired. Additionally, even if our approach to the treatment of cancer with cytostatic therapy is proven to be safe and effective and is accepted by the health care community, our ability to successfully commercialize our products depends in part on obtaining adequate reimbursement for product costs from governmental authorities and private health care insurers (including health maintenance organizations). Government and private third-party payors are increasingly attempting to contain health care costs by limiting both the extent of coverage and the reimbursement rate for new tests and treatments. If government and private third-party payors do not adequately provide reimbursement for our product costs, our products may not be accepted by the health care community, and our ability to generate revenues may be impaired. Even if our products receive the necessary regulatory and health care reimbursement approvals, our products still may not achieve any significant degree of market acceptance among physicians, patients and health care payors. We cannot predict whether our technologies will be accepted rapidly or at all. If our products fail to achieve market acceptance, our business, results of operations and financial condition would be materially adversely affected.

If we fail to comply with extensive regulations enforced by domestic and foreign regulatory authorities, the commercialization of our product candidates could be prevented or delayed.

         Our products under development and anticipated future products are subject to extensive and rigorous regulation by United States local, state and federal regulatory authorities and by foreign regulatory bodies. The FDA and other regulatory agencies impose substantial requirements upon the manufacturing and marketing of products such as those being developed by our company or any partner. The process of obtaining FDA and other required regulatory approvals is long, expensive and uncertain, and delays or failures to receive regulatory approvals may prevent us from commercializing our products and impair our ability to generate revenues. The time required for regulatory approvals is uncertain and the process typically takes a number of years, depending on the type, complexity and novelty of the product. We may encounter significant delays or excessive costs in our efforts to secure necessary approvals or licenses.

         To date, none of our product candidates have received FDA approval for commercialization. The FDA may not approve any of our product candidates if it believes that any applicable regulatory criteria are not satisfied. The FDA may also require additional testing for safety and efficacy, which would delay our commercialization of our product candidates. We cannot predict whether our products will receive FDA approval in a timely manner, if at all. Even if approvals are obtained, the marketing and manufacturing of drug products are subject to continuing FDA and other regulatory requirements, such as requirements to comply with good manufacturing practices, as defined by the FDA. The failure to comply with such requirements could result in enforcement action, which could adversely affect us and our business. Later discovery of problems with a product, manufacturer or facility may result in additional restrictions on the product or manufacturer, including withdrawal of the product from the market. The government may impose new regulations which could further delay or preclude regulatory approval of our potential products. We cannot predict the impact of adverse governmental regulation which might arise from future legislative or administrative action.

         We intend to generate product revenue from sales outside of the United States. Distribution of our products outside the United States also may be subject to extensive government regulation. These regulations, including the requirements for approvals or clearance to market, the time required for regulatory review and the sanctions imposed for violations, vary by country. It is uncertain whether we will obtain regulatory approvals in such countries or that we will be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals. Failure to obtain necessary regulatory approvals or any other failure to comply with regulatory requirements could result in reduced revenue and earnings.

We may not be able to effectively compete against our current and potential competitors.

         We operate in a rapidly changing field, and we expect our products to encounter significant competition. Currently, other products and therapies exist or are being developed that will compete with the products that we are seeking to develop and market. We face intense competition from large pharmaceutical companies, including Zeneca, Novartis and Bayer. We also compete with more established biotechnology companies, such as Genentech and Immuncy, and even smaller companies that form collaborative arrangements with large pharmaceutical and biotechnology companies, such as InCLONE and Entremed. Such competition is expected to increase. Our success will depend in part on our ability to respond quickly to medical and technological changes through the development and introduction of new products. Product development is risky and uncertain, and we cannot predict whether we will develop our products successfully. Competitors' products or technologies may make our products obsolete or non-competitive before we are able to generate any significant revenue. Many of our competitors or potential competitors have substantially greater financial and other resources than we have. These competitors, academic institutions and research organizations all may have greater experience in preclinical testing, human clinical trials and other regulatory approval procedures. Our ability to compete successfully will depend, in part, on our ability to:

         o        attract and retain skilled scientific personnel;

         o        develop safe and efficacious products;

         o obtain patent or other proprietary protection for our products and technologies;

         o        obtain required regulatory approvals for our products;

         o maintain access to sufficiently broad libraries of compounds for screening potential targets;

         o        be early entrants to the market; and

         o manufacture, market and sell our products, independently or through collaborations.

We cannot predict whether our competitors will develop more effective or more affordable products or achieve product patent protection and commercialization earlier than we will.

Failure to attract and retain key employees could adversely affect our research and development efforts, our ability to conduct clinical trials or our ability to market and commercialize our product candidates.

         Because of the scientific nature of our business, we depend on the principal members of our management and scientific staff, including our Science Advisory Board and Clinical Advisory Board. We do not maintain "key person" life insurance on any of our officers, employees or consultants. Our future success will depend largely on our ability to attract and retain highly skilled executive, scientific and managerial personnel. Competition for such personnel is intense. We cannot predict whether we will be successful in attracting and retaining such personnel. In July 1998, we entered into a compensation arrangement with Stephen Evans-Freke, our Chairman of the Board and Chief Executive Officer, related to Mr. Evans-Freke's commitment to serve as our Chief Executive Officer until at least June 30, 1999. Generally, we do not have employment agreements with our executive officers providing for a term of service, and we do not have any agreement with Mr. Evans-Freke providing for his service as Chief Executive Officer after June 30, 1999. The failure to maintain our executive, management and scientific staff and to attract additional key personnel could materially adversely affect our business, financial condition and results of operations and may prevent us from achieving our business objectives. Although we intend to provide incentive compensation to attract and retain our key personnel, we cannot guarantee these efforts will be successful.

If we are not successful in our attempt to commercialize our products in Europe through European national partners, our ability to generate revenues may be impaired and our profitability may be adversely affected.

         Our strategy for the commercialization of our product candidates in Europe includes entering into agreements with a limited number of distribution partners who bring strong local presence on a pan-European scale rather than with a single international pharmaceutical company. We cannot predict whether this commercialization strategy will prove to be successful.

         This strategy may require more capital than licensing European rights to product candidates. We cannot predict whether we will be able to obtain sufficient capital to pursue this strategy. Our strategy may cause SUGEN Europe to bear research and development expenses for a longer period of time without sharing the costs with a corporate partner. Thus, if products are not ultimately successful, we may have large research and development losses. We may not be able to establish arrangements with appropriate partners in all relevant countries on reasonable terms, or at all. Our success will depend significantly on our partners' ability and willingness to perform their obligations. We cannot predict whether our partners will perform their obligations under any commercialization arrangements. Additionally, contracting with numerous local partners instead of one large European partner may be harder to manage and have higher administrative costs. In addition, our commercialization arrangements may be effected by the European Union requirements for free trade within Europe. Price sensitivities in individual markets, including Spain, where SUGEN Europe recently entered into a distribution arrangement, may impact the terms of collaborations and the pricing of our products in individual markets. As is generally the case for trading within the European Union, the ability of buyers in countries throughout the European Union to purchase products in lower price markets may impact SUGEN Europe's ability to enter into distribution arrangements for additional European markets and the terms of these arrangements.

         Our European operations are subject to the additional risks inherent in international business activities, including:

         o the general economic conditions in the countries in which we and our affiliates operate;

         o        overlapping tax structures;

         o        unexpected changes in regulatory requirements;

         o        compliance with various foreign laws and regulations;

         o        longer accounts receivable payment cycles in some countries;

         o        import and export licensing requirements;

         o        trade restrictions;

         o        exchange controls; and

         o        changes in tariff and freight rates.


The market price of our stock may be highly volatile which could result in substantial losses for individual stockholders.

         Our common stock currently trades on the Nasdaq National Market. The market prices for securities of emerging biotechnology companies like us have been highly volatile. Announcements may have a significant impact on the market price of our common stock. Such announcements may include:

         o        biological or medical discoveries;

         o technological innovations or new commercial products by us or our competitors;

         o developments concerning proprietary rights, including patents and litigation matters;

         o regulatory developments in both the United States and foreign countries;

         o        public concern as to the safety of new technologies;

         o developments in our relationships with current or future collaborative partners;

         o        general market conditions;

         o comments made by analysts, including changes in analysts' estimates of our financial performance; and

         o        quarterly fluctuations in our revenue and financial results.

         The stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market prices for emerging biotechnology companies, and which have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. For example, our stock price has ranged from $9.75 to $29.50 over the last two years. In addition, sales of substantial amounts of our common stock in the public market following this offering could lower the market price of our common stock. In the past, following periods of volatility in the market price of a company's stock, securities class action litigation has occurred against the issuing company. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on our revenue and earnings. Any adverse determination in such litigation could also subject us to significant liabilities.

We may be liable if our products harm people.

         We face potential liability risks inherent in the testing and marketing of medical products. We may be liable if any of our products causes injury, illness or death. We have obtained limited product liability insurance for our human clinical trials. However, such insurance is becoming increasingly expensive, and we cannot predict whether we will be able to maintain such insurance or obtain insurance covering injury, illness or death from use of our products that are commercialized at a reasonable cost, if at all. Any insurance we obtain may not provide adequate coverage against potential liabilities. A liability claim, regardless of merit or eventual outcome, could materially adversely affect our business, results of operation and financial condition.

Shares eligible for sale in the public market may affect the market price of our common stock.

         Substantially all of the shares of our common stock are eligible for sale in the public market. The issuance of shares of our common stock upon the exercise of stock options and warrants, and the future sale of such shares by current stockholders, could adversely affect the market price of our common stock. In March 1999, we issued:

         o 12% senior convertible notes which are convertible into common stock

         o warrants to purchase 12% senior convertible notes which are convertible into common stock

Conversion of the 12% senior convertible notes, exercise of any common stock warrants issued upon redemption of the 12% senior convertible notes or warrants to purchase additional 12% senior convertible notes and payment of interest on the 12% senior convertible notes in








 [QUERY!!!! -- ENDS IN THE MIDDLE OF THE SENTENCE??????? COPY MISSING????????]

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


                                              ----------------------------------
                                                        High               Low
         -----------------------------------------------------------------------
         1998
         Fourth Quarter                            $   17.25           $11.13
         Third Quarter                                 18.94             9.75
         Second Quarter                                18.00            12.63
         First Quarter                                 15.50            11.63
         -----------------------------------------------------------------------
         1997
         Fourth Quarter                                21.13            12.63
         Third Quarter                                 20.94            11.88
         Second Quarter                                13.25            10.00
         First Quarter                              $  15.25         $   9.88
         -----------------------------------------------------------------------


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

Item 6.         SELECTED FINANCIAL DATA


Statement of Operations Data:
(in thousands, except per share data)
                                                                                 Year Ended December 31,
                                                                --------------------------------------------------------
                                                                  1998        1997        1996        1995       1994
                                                                --------    --------    --------    --------    --------
Contract revenue (1) ....................................       $ 14,916    $  6,031    $ 13,650    $ 13,843    $  6,270

Costs and expenses:
     Research and development ...........................         46,851      34,585      29,792      23,226      17,079
     General and administrative .........................          9,517       6,227       5,529       5,086       3,106
                                                                --------    --------    --------    --------    --------
          Total costs and expenses ......................         56,368      40,812      35,321      28,312      20,185
                                                                --------    --------    --------    --------    --------
Operating loss ..........................................        (41,452)    (34,781)    (21,671)    (14,469)    (13,915)

Other income and expense:
     Interest income ....................................          3,373       2,786       2,481       1,988         529
     Interest expense ...................................         (1,548)     (1,065)       (691)       (494)       (278)
     Gain on sale of investment
        in Selectide Corporation ........................           --          --          --         1,006        --
                                                                --------    --------    --------    --------    --------
          Other income, net .............................          1,825       1,721       1,790       2,500         251
                                                                --------    --------    --------    --------    --------
Net loss ................................................       $(39,627)   $(33,060)   $(19,881)   $(11,969)   $(13,664)
                                                                ========    ========    ========    ========    ========

Basic and diluted net loss per share (2) ................       ($  2.49)   ($  2.47)   ($  1.81)   ($  1.32)   ($  4.37)
                                                                --------    --------    --------    --------    --------
Shares used in computing basic and diluted
     net loss per share (2) .............................         15,934      13,387      10,966       9,085       3,129
                                                                ========    ========    ========    ========    ========

Pro forma net loss per share (3) ........................                                                       ($  2.27)
                                                                                                                ========


Shares used in computing pro forma net loss per share (3)                                                          6,013
                                                                                                                ========


Balance Sheet Data:
(in thousands)
                                                                                         December 31,
                                                   -------------------------------------------------------------------------------
                                                      1998            1997             1996             1995            1994
                                                   ------------- --------------- ---------------- ---------------  ---------------
Cash, cash equivalents and
     short-term investments                        $     47,297    $     75,295     $     56,334     $    53,253      $    22,414
Total assets                                       $     59,333    $     84,825     $     61,936     $    59,243      $    28,455
Capital lease obligations - non-current portion    $      5,724    $      3,152     $      2,938     $     3,651      $     2,087
Senior custom convertible notes                    $      5,694    $     17,500     $      -         $      -         $     -
Accumulated deficit                                $   (130,599)   $    (90,988)    $    (57,997)    $   (37,964)     $   (26,270)
Stockholders' equity                               $     24,718    $     49,013     $     48,530     $    43,441      $    18,319

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


Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K/A. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-K/A contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. These forward-looking statements are based on the current expectations of the Company, and the Company assumes no obligation to update this information. The cautionary statements made in this Annual Report on Form 10-K/A should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K/A. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed under "Liquidity & Capital Resources" below, as well as those discussed elsewhere herein.

Overview

         SUGEN was founded in July 1991 to discover and develop new classes of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are involved in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. The Company's most advanced product candidate is SU101, a PDGF TK signalling antagonist. The Company initiated a Phase III clinical trial for use of SU101 as a treatment for refractory glioblastoma during the first quarter of 1998. Additionally, SUGEN currently has underway multiple Phase II studies including SU101 in combination with BCNU in front-line glioma, mono-therapy in ovarian and non small cell lung cancers and mono-therapy and in combination with mitozantrone in hormone refractory prostate cancer. A Phase II study of SU101 as single agent therapy for refractory anaplastic astrocytoma, another type of malignant brain tumor, is also being conducted in parallel with the Phase III trial, and at the same centers. To date, approximately 400 patients have been treated with SU101 in thirteen Company-sponsored clinical trials. The Company's second cancer product candidate, SU5416, is a Flk-1/KDR TK antagonist which inhibits angiogenesis (the process by which blood vessels are formed). Currently, the Company is conducting multiple Phase I clinical trials for SU5416 in solid tumors in Europe and the U.S. and a Phase I/II study of SU5416 in Kaposi's sarcoma in the U.S. The Company announced plans to accelerate the development of SU5416 with the initiation of Phase III clinical trials in non small cell lung and colorectal cancers, and for Phase II/III studies in Kaposi's sarcoma. In December 1998, the Company filed an Investigational New Drug ("IND") with the U.S. Food and Drug Administration ("FDA") for its third cancer product, SU6668, a novel broad spectrum inhibitor of angiogenesis and tumor growth, and is currently initiating Phase I clinical trials in Europe and the U.S. using intravenous and oral formulations, respectively. For the year ending December 31, 1998, substantially all of the Company's revenue apart from interest income has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), Taiho Pharmaceutical Ltd. ("Taiho"), Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., Allergan, Inc. (collectively "Allergan"), and ASTA Medica Aktiengesellschaft ("ASTA Medica"). The Company intends to pursue its cancer drug discovery programs independently in North America and its programs in other disease areas in collaboration with established pharmaceutical companies.

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

Results of Operations


         The Company's revenues for the years ended December 31, 1998, 1997, and 1996 were $14.9 million, $6.0 million, and $13.7 million, respectively. Revenues for the year ended December 31, 1998 included contract revenue from the Taiho, Zeneca, Allergan, and ASTA Medica collaborations, milestone payments under the ASTA Medica and Allergan collaborations, and recognition of initial research payments received in connection with the Taiho and ProChon Biotech Limited ("Prochon") collaborations. Consistent with the contractual terms of certain of the Company's collaborative agreements, and the underlying substance of the event, milestone payments received in the form of stock purchases at a premium above its fair market value, is recorded at fair market value and the premium is recognized as contract revenue. When common stock is purchased at a premium above its fair market value upon the initiation of an agreement, the premium is recorded as equity at the amount paid in. The increase in revenues in 1998 over 1997 was primarily due to revenue earned under the Taiho and ProChon collaborations, of which approximately $4.0 million was non-recurring. The Company is actively pursuing additional collaborations, but no assurance can be given as to the ability of the Company to conclude such collaborations on a timely basis, or at all. Research funding under certain of the Company's collaborations are scheduled to expire in accordance with their original terms in the fourth quarter of 1999 and the first quarter of 2000 which will reduce the Company's annual revenues by approximately $5.8 million.


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


         Through December 31, 1998, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, placements of the Company's Preferred and Common Stock and senior custom convertible notes, and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with Taiho, Zeneca, Allergan and ASTA Medica, its cash, cash equivalents and short-term investments and capital lease financing. The research funding term under the Allergan and Zeneca collaborations are scheduled to expire in October 1999 and March 2000, respectively. If the funding arrangements are not renewed by these collaborative partners, the Company will scale back its resources dedicated to these programs and reassign these resources to other research and development areas. In February 1999, the Company secured a $5.0 million lease line for the purchase of equipment and tenant improvements.


         In March 1999, the Company completed the private placement of $28.0 million principal amount of 12% Senior Convertible Notes due 2002 (the "Notes"). The Notes are convertible into SUGEN Common Stock at $20.50 per share. Interest on the Notes may be paid in SUGEN Common Stock or cash, at the Company's option. As part of the Note placement, purchasers were issued warrants (the "Warrants") to acquire up to an additional $21.0 million principal amount of 12% Senior Convertible Notes which will mature on the third anniversary date of issuance (the "Warrant Notes"). The Warrant Notes will have principally the same terms and conditions as the original Notes. The Warrants to purchase the Warrant Notes are exercisable until March 2001. The Company has the right, at its option, to require the exercise of the Warrants by the holders in the event that the closing price of the Company's Common Stock exceeds certain levels during the term of the Warrants, subject to certain limitations. On or before August 6, 1999, the then outstanding balance of the 5% Senior Custom Convertible Notes issued in September 1997 with a floating conversion mechanism will be converted into SUGEN Common Stock in accordance with their terms or, at a premium of approximately 125% to 132% of their principal amount, exchanged for (i) an additional principal amount of the 12% Senior Convertible Notes due 2002 (the "Exchange Notes") and (ii) Warrants to acquire Warrant Notes in a principal amount equal to 75% of the principal amount of the Exchange Notes. The Warrants will be accounted for as a derivative financial instrument. See "Notes to Consolidated Financial Statements - Subsequent Events."

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


         Increase in net equipment and leasehold improvements for the years ended December 31, 1998, 1997 and 1996 were $3.3 million, $3.2 million and $1.7 million, respectively, which included $5.8 million, $2.7 million and $1.2 million, respectively, of equipment and leasehold improvements financed through the Company's master lease agreements. 1998 net capital additions consisted of $6.5 million in gross additions ($3.4 million of which was associated with the new build-to-suit facility) partially offset by the write-off of $4.2 million of fully depreciated assets associated with the previously occupied facility. Additions for 1997 and 1996 primarily included expansion costs associated with the former facilities, and purchases of lab equipment, computer hardware and software. Under the capital leases and certain operating lease arrangements, including the current facility lease agreement, the Company has lease commitments of approximately $26.2 million through 2003. The Company intends to fund future capital expenditures principally through lease financing or other debt arrangements, although there can be no assurance that such financing will be available. The Company expects that its capital additions for 1999 will be lower than that of the prior year as 1998 included costs associated with the completion of the Company's new facility. However, the Company's obligations and related interest expense may increase in future periods if the Company pursues the option of expanding its facility. See "Properties."

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

         An inventory of business critical financial, informational and operational systems, has been completed. This inventory has been prioritized to reflect key items of significance. Compliance analysis is approximately 70% complete for these systems. Remediation activities vary by department, however, on the average, remediation activities are approximately 50% complete. Testing of the Company's information technology infrastructure is 50% complete. Testing of business critical application programs will begin in the second quarter of 1999, and is scheduled to be complete by the fourth quarter of 1999. Contingency planning will begin in the second quarter of 1999. The Company believes that with the completed modifications, the Y2K issue will not pose significant operational problems for its key computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Y2K issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time.

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


         To the extent that our assessment is finalized without identifying any material noncompliant information technology systems operated by us or by third parties, the most reasonably likely worst case scenario is a systematic failure beyond our control, such as prolonged telecommunications or electrical failure. Such a failure could prevent us from operating our business. We believe that the primary business risks in the event of such failure, would include:

         o Interruption in manufacturing process (clinical supplies, validation and registration runs);

         o Inability to access clinical data to compile timely New Drug Applications;

         o        Inability to conduct research and development experiments; and

         o        Claims  of  mismanagement,   misinterpretation  or  breach  of
                  contract.

         Any of these risks would have a material adverse effect on our business, results of operations and financial condition.

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


         The Company monitors the risks associated with interest rates and foreign currency exchange rate risks and has established policies and business practices to protect against these and other exposures. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer, or type of instrument and does not permit derivative financial instruments in its investment portfolio. As a result, the Company does not expect any material loss with respect to its investment portfolio. The Company has no cash flow exposure due to interest rate changes for its 5% Senior Custom Convertible Notes.


         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                                                                                                                Fair
                                                                                            There-            Value At
(in millions)                          1999        2000        2001       2002      2003    after    Total    12/31/98
                                    -------------------------------------------------------------------------------------
Assets

Cash and Cash Equivalents            $   24.0         -           -          -         -        -    $ 24.0    $   23.9
 Weighted average interest rate         5.10%

Short-term investments               $   15.5    $  7.5           -          -         -        -    $ 23.0    $   23.4
 Weighted average interest rate         5.62%     6.17%


Liabilities

5% Senior custom convertiable notes  $      -    $  5.7           -          -         -        -    $  5.7    $    6.2

Weighted average interest rate                       5%


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

  10.37 Agreement for the Purchase of Common Stock of the Registrant by Zeneca Limited, dated January 6, 1995. (2)

  10.38 Loan Agreement and Promissory Note between the Registrant and James L. Tyree, dated August 29, 1994. (3)

  10.39        Deferred Compensation  Agreement between the Registrant and James
               L. Tyree, dated August 29, 1994. (3)

  10.40++      Cooperative  Research  and  Development   Agreement  between  the
               Registrant and the National Cancer Institute, dated August 14, 1995. (4)

 *10.41 Registrant's 1995 Long-Term Objectives Stock Option Plan for Senior Management, as amended. (12)

Exhibit
Number                                      Exhibit
------                                      -------

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

Exhibit
Number                                      Exhibit
------                                      -------

 *10.69        Restricted  Stock Bonus  Agreement  between the Registrant and K.
               Peter Hirth, Ph.D., dated September 16, 1997.

  10.70 Common Stock Purchase Agreement dated January 12, 1998 between the Registrant and ASTA Medica Aktiengesellschaft. (17)

  10.71++ First Amendment to Lease, dated March 8, 1998, between the Registrant and Britannia Pointe Grand Limited Partnership. (17)

  10.72 Common Stock Purchase Agreement, dated June 30, 1998, between the Registrant and Oceana Investment Corporation PLC. (18)

  10.73++ Heads of Agreement, dated June 30, 1998, between the Registrant and ProChon Biotech Limited. (18)

  10.74++      Collaboration  Agreement,   dated  July  28,  1998,  between  the
               Registrant, SUGEN International AG, and Taiho Pharmaceutical Co., Ltd. (19)

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

  (19) Incorporated by reference to identically numbered exhibits filed in response to Item 6 "Exhibits" of the Company's Form 10-Q for the quarter ended September 30, 1998.


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




                                                    ERNST & YOUNG LLP



Palo Alto, California
February 5, 1999,
except for Note 13 as to which
the date is March 24, 1999.


                                        SUGEN, Inc.

                                CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share and per share amounts)

                                                                 December 31,  December 31,
                                                                    1998          1997
                                                                  ---------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                                     $  23,901    $  23,816
    Short-term investments                                           23,396       51,479
    Accounts receivable                                                 373          237
    Prepaid expenses and other current assets                         1,022          754
                                                                  ---------    ---------
          Total current assets                                       48,692       76,286

Property and equipment, net                                           7,863        4,601
Other assets                                                          2,778        3,938
                                                                  ---------    ---------
                                                                  $  59,333    $  84,825
                                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $   4,883    $   1,991
    Accrued liabilities                                              13,910       10,267
    Deferred revenue                                                  1,625          625
    Capital lease obligations - current portion                       2,779        2,277
                                                                  ---------    ---------
          Total current liabilities                                  23,197       15,160

Capital lease obligations - non-current portion                       5,724        3,152
Senior custom convertible notes                                       5,694       17,500
                                                                  ---------    ---------
    Total long-term liabilities                                      11,418       20,652

Commitments

Stockholders' equity:

    Preferred stock, $.01 par value; 20,000,000 shares
      authorized, issuable in series; 300,000 shares designated
      as Series A Junior Participating Preferred Stock; none
      issued and outstanding                                           --           --
    Common stock, $.01 par value; 30,000,000 shares
      authorized; shares issued and outstanding:
      16,613,567 and 15,307,146 in 1998 and 1997, respectively          166          153
    Additional paid-in capital                                      157,005      141,426
    Deferred compensation                                              (971)        (695)
    Note receivable from stockholder                                   (883)        (883)
    Accumulated other comprehensive income (loss)                       (53)         (69)
    Accumulated deficit                                            (130,546)     (90,919)
                                                                  ---------    ---------
          Total stockholders' equity                                 24,718       49,013
                                                                  ---------    ---------
                                                                  $  59,333    $  84,825
                                                                  =========    =========


                                  See accompanying notes.

                                               SUGEN, Inc.

                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           (In thousands, except share and per share amounts)

                                                                      Years Ended December 31,
                                                           --------------------------------------------
                                                                1998           1997           1996
                                                           ------------    ------------    ------------
Contract revenue (includes amounts from related party      $     14,916    $      6,031    $     13,650
   of $3,204 in 1998, $3,074 in 1997 and $3,055 in 1996)

Costs and expenses:
   Research and development                                      46,851          34,585          29,792
   General and administrative                                     9,517           6,227           5,529
                                                           ------------    ------------    ------------
   Total costs and expenses                                      56,368          40,812          35,321
                                                           ------------    ------------    ------------

Operating loss                                                  (41,452)        (34,781)        (21,671)

Other income and expenses:
   Interest income                                                3,373           2,786           2,481
   Interest expense                                              (1,548)         (1,065)           (691)
                                                           ------------    ------------    ------------
   Other income, net                                              1,825           1,721           1,790
                                                           ============    ============    ============
Net loss                                                   $    (39,627)   $    (33,060)   $    (19,881)
                                                           ============    ============    ============


Basic and diluted net loss per share                       $      (2.49)   $      (2.47)   $      (1.81)
                                                           ============    ============    ============

Shares used in computing basic and diluted net loss
  per share                                                  15,934,000      13,387,000      10,966,000
                                                           ============    ============    ============


                                         See accompanying notes.

                                                            SUGEN, Inc.

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (In thousands, except share amounts)


                                                                                             Common Stock            Additional
                                                                                      -------------------------       Paid-In
                                                                                         Shares        Amount         Capital
                                                                                      -----------    -----------    -----------
Balances at December 31, 1995                                                          10,634,917    $       106    $    81,696
Net unrealized loss on available-for-sale securities of $152                                 --             --             --
Net loss                                                                                     --             --             --

Comprehensive income

Issuance of Common Stock upon exercise of stock options and in
   connection with an employee stock purchase plan, net                                   194,195              2            717
Issuance of Common Stock for cash and note in connection with
   the exercise of stock options                                                          132,333              1            883
Issuance of Common Stock for cash to Allergan, net of issuance costs of $32               191,571              2          3,966
Issuance of Common Stock for cash in connection with the follow-on
   public offering, net of offering costs of $2,133                                     2,070,000             21         22,686
Issuance of Common Stock upon exercise of warrants, net                                     5,434           --             --
Repurchase of Common Stock for cash from Amgen Inc.                                      (235,000)            (2)        (2,696)
Issuance of warrants for cash to Amgen Inc.                                                  --             --              200
Deferred compensation related to grant of certain stock options                              --             --              538
Amortization of deferred compensation                                                        --             --             --
                                                                                      -----------    -----------    -----------
Balances at December 31, 1996                                                          12,993,450            130        107,990
Net unrealized gain on available-for-sale securities of $69                                  --             --             --
Net loss                                                                                     --             --             --

Comprehensive income

Issuance of Common Stock upon exercise of stock options and in
   connection with an employee stock purchase plan, net                                   288,696              3          1,543
Deferred compensation related to stock grant to an officer                                 25,000           --              350
Issuance of Common Stock for cash in connection with the follow-on
   public offering, net of offering costs of $2,340                                     2,000,000             20         29,640
Fair value of warrants issued                                                                --             --            1,903
Amortization of deferred compensation                                                        --             --             --
                                                                                      -----------    -----------    -----------
Balances at December 31, 1997                                                          15,307,146            153        141,426
Unnrealized gain on available-for-sale securities of $48, net of reclassification
   adjustment for gains included in net income of $32                                        --             --             --
Net loss                                                                                     --             --             --

Comprehensive income

Issuance of Common Stock upon exercise of stock options and in
   connection with an employee stock purchase plan, net                                   156,528              2          1,415
Deferred compensation related to stock grant to an officer                                 20,000           --              271
Issuance of Common Stock upon exercise of warrants, net                                     1,822           --             --
Issuance of Common Stock in connection with conversions
   of senior custom convertible notes, net                                              1,002,349             10         10,271
Issuance of Common Stock for cash to ProChon                                               93,750              1          2,239
Issuance of Common Stock for cash to ASTA Medica Aktiengesellschaft                        31,972           --              625
Fair value of certain options and warrants granted to external parties                       --             --              294
Deferred compensation related to certain options granted to employees                        --             --              464
Amortization of deferred compensation                                                        --             --             --
                                                                                      ===========    ===========    ===========
Balances at December 31, 1998                                                          16,613,567    $       166    $   157,005
                                                                                      ===========    ===========    ===========


                                                                                                                    Accumulated
                                                                                                     Receivable        Other
                                                                                       Deferred         From       Comprehensive
                                                                                     Compensation    Stockholder       Income
                                                                                      -----------    -----------    -----------
Balances at December 31, 1995                                                         $      (397)   $      --      $       120
Net unrealized loss on available-for-sale securities of $152                                 --             --             (152)
Net loss                                                                                     --             --             --

Comprehensive income

Issuance of Common Stock upon exercise of stock options and in
   connection with an employee stock purchase plan, net                                      --             --             --
Issuance of Common Stock for cash and note in connection with
   the exercise of stock options                                                             --             (883)          --
Issuance of Common Stock for cash to Allergan, net of issuance costs of $32                  --             --             --
Issuance of Common Stock for cash in connection with the follow-on
   public offering, net of offering costs of $2,133                                          --             --             --
Issuance of Common Stock upon exercise of warrants, net                                      --             --             --
Repurchase of Common Stock for cash from Amgen Inc.                                          --             --             --
Issuance of warrants for cash to Amgen Inc.                                                  --             --             --
Deferred compensation related to grant of certain stock options                              (538)          --             --
Amortization of deferred compensation                                                         225           --             --
                                                                                      -----------    -----------    -----------
Balances at December 31, 1996                                                                (710)          (883)           (32)
Net unrealized gain on available-for-sale securities of $69                                  --             --               69
Net loss                                                                                     --             --             --

Comprehensive income

Issuance of Common Stock upon exercise of stock options and in
   connection with an employee stock purchase plan, net                                      --             --             --
Deferred compensation related to stock grant to an officer                                   (350)          --             --
Issuance of Common Stock for cash in connection with the follow-on
   public offering, net of offering costs of $2,340                                          --             --             --
Fair value of warrants issued                                                                --             --             --
Amortization of deferred compensation                                                         365           --             --
                                                                                      -----------    -----------    -----------
Balances at December 31, 1997                                                                (695)          (883)            37
Unnrealized gain on available-for-sale securities of $48, net of reclassification
   adjustment for gains included in net income of $32                                        --             --               16
Net loss                                                                                     --             --             --

Comprehensive income

Issuance of Common Stock upon exercise of stock options and in
   connection with an employee stock purchase plan, net                                      --             --             --
Deferred compensation related to stock grant to an officer                                   (271)
Issuance of Common Stock upon exercise of warrants, net                                      --             --             --
Issuance of Common Stock in connection with conversions
   of senior custom convertible notes, net                                                   --             --             --
Issuance of Common Stock for cash to ProChon                                                 --             --             --
Issuance of Common Stock for cash to ASTA Medica Aktiengesellschaft                          --             --             --
Fair value of certain options and warrants granted to external parties                       --             --             --
Deferred compensation related to certain options granted to employees                        (464)          --             --
Amortization of deferred compensation                                                         459           --             --
                                                                                      ===========    ===========    ===========
Balances at December 31, 1998                                                         $      (971)   $      (883)   $        53
                                                                                      ===========    ===========    ===========



                                                                                                        Total
                                                                                      Accumulated    Stockholders'
                                                                                        Deficit        Equity
                                                                                      -----------    -----------
Balances at December 31, 1995                                                         $   (38,084)   $    43,441
Net unrealized loss on available-for-sale securities of $152                                                (152)
Net loss                                                                                  (19,881)       (19,881)
                                                                                                     -----------
Comprehensive income                                                                                     (20,033)
                                                                                                     -----------
Issuance of Common Stock upon exercise of stock options and in
   connection with an employee stock purchase plan, net                                      --              719
Issuance of Common Stock for cash and note in connection with
   the exercise of stock options                                                             --                1
Issuance of Common Stock for cash to Allergan, net of issuance costs of $32                  --            3,968
Issuance of Common Stock for cash in connection with the follow-on
   public offering, net of offering costs of $2,133                                          --           22,707
Issuance of Common Stock upon exercise of warrants, net                                      --             --
Repurchase of Common Stock for cash from Amgen Inc.                                          --           (2,698)
Issuance of warrants for cash to Amgen Inc.                                                  --              200
Deferred compensation related to grant of certain stock options                              --             --
Amortization of deferred compensation                                                        --              225
                                                                                      -----------    -----------
Balances at December 31, 1996                                                             (57,965)        48,530
Net unrealized gain on available-for-sale securities of $69                                  --               69
Net loss                                                                                  (33,060)       (33,060)
                                                                                                     -----------
Comprehensive income                                                                                     (32,991)
                                                                                                     -----------
Issuance of Common Stock upon exercise of stock options and in
   connection with an employee stock purchase plan, net                                      --            1,546
Deferred compensation related to stock grant to an officer                                   --             --
Issuance of Common Stock for cash in connection with the follow-on
   public offering, net of offering costs of $2,340                                          --           29,660
Fair value of warrants issued                                                                --            1,903
Amortization of deferred compensation                                                        --              365
                                                                                      -----------    -----------
Balances at December 31, 1997                                                             (91,025)        49,013
Unnrealized gain on available-for-sale securities of $48, net of reclassification
   adjustment for gains included in net income of $32                                        --               16
Net loss                                                                                  (39,627)       (39,627)
                                                                                                     -----------
Comprehensive income                                                                                     (39,611)
                                                                                                     -----------
Issuance of Common Stock upon exercise of stock options and in
   connection with an employee stock purchase plan, net                                      --            1,417
Deferred compensation related to stock grant to an officer
Issuance of Common Stock upon exercise of warrants, net                                      --             --
Issuance of Common Stock in connection with conversions
   of senior custom convertible notes, net                                                   --           10,281
Issuance of Common Stock for cash to ProChon                                                 --            2,240
Issuance of Common Stock for cash to ASTA Medica Aktiengesellschaft                          --              625
Fair value of certain options and warrants granted to external parties                       --              294
Deferred compensation related to certain options granted to employees                        --             --
Amortization of deferred compensation                                                        --              459
                                                                                      ===========    ===========
Balances at December 31, 1998                                                         $  (130,652)   $    24,718
                                                                                      ===========    ===========


                                                      See accompanying notes.

                                                                F-5


                                             SUGEN, Inc.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Increase (decrease) in cash and cash equivalents
                                            (In thousands)

                                                                    Years Ended December 31,
                                                              --------------------------------------
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
                                                              ========       ========       ========

Supplemental disclosure of noncash investing and
   financing activities:
Issuance of Common Stock upon conversion of Senior Custom
   Convertible Notes, due 2000, net                            $ 10,281       $   --         $   --
                                                               ========       ========       ========
Write-off of fully depreciated assets                          $  4,182       $   --         $   --
                                                               ========       ========       ========
Issuance of warrants for non-cash benefits                     $     69       $  1,903       $   --
                                                               ========       ========       ========

                                        See accompanying notes

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

1.       Organization and Significant Accounting Policies (Continued)

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

Revenue Recognition

         Revenue from collaborative agreements is recorded when earned as defined under the terms of the agreements. Non-refundable fees received upon contract signing or terminations are recorded as deferred revenue and recognized as income when the related start-up or wind-down activities are performed, which is generally over a twelve month period or less. Non-refundable up-front fees received as consideration for marketing and distribution rights and previous research and development work performed are recognized in full upon contract execution. Periodic research funding payments are recognized as revenue as the work is performed. Milestones are recorded when the specific performance goal is achieved, no future performance obligations with respect to the milestone payment exist and collection of the amounts due is assured. Consistent with the contractual terms of certain of the Company's collaborative agreements, and the underlying substance of the event, milestone payments received in the form of stock purchases at a premium above its fair market value, are recorded at fair market value and the premium is recognized as contract revenue. When common stock is purchased at a premium above its fair market value upon the initiation of an agreement, the premium is recorded as equity at the amount paid in. Further, the collaborative partners purchasing common stock at a premium receive no rights or privileges other than the customary registration rights and rights and privileges of the Company's other common shareholders.

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

Stock Based Compensation

         The Company generally grants stock options for a fixed number of shares to employees and non-employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, employs the intrinsic-value method to value stock option grants. Stock options granted to non-employees are accounted for in accordance with Statement of Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation."

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

1.       Organization and Significant Accounting Policies (Continued)

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


         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133"). SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The adoption of SFAS 133 could have a material impact on the Company's results of operations, as significant mark-to-market adjustments may result due to fluctuations in interest rates and the price of the Company's common stock, which historically has been volatile.


2.       Investments

         The  following  is a summary  of  available-for-sale  securities  as of
December 31 (in thousands):
                                                          Available-for-Sale Securities
                                -------------------------------------------------------------------------------
                                                1998                                         1997
                                -------------------------------------        ----------------------------------
                                           Unrealized       Estimated                    Unrealized   Estimated
                                             Gains/           Fair                        Gains/        Fair
                                 Cost       (Losses)          Value           Cost        (Losses)      Value
                                -------      -------         -------         -------      -------      -------
U.S. Treasury securities
   and obligations of U.S.
   Government agencies          $ 6,017      $    37         $ 6,054         $11,518      $    17      $11,535
U.S. corporate notes             14,648            9          14,657          36,393           16       36,409
U.S. corporate
   Commercial paper              14,273            7          14,280          16,001            2       16,003

Certificates of deposit           4,970         --             4,970           3,999            2        4,001

Money market funds and
   Other                          7,336         --             7,336           7,347         --          7,347
                                -------      -------         -------         -------      -------      -------
                                $47,244      $    53         $47,297         $75,258      $    37      $75,295
                                =======      =======         =======         =======      =======      =======

Amounts included in:
   Cash equivalents             $23,896      $     5         $23,901         $23,814      $     2      $23,816
   Short-term investments        23,348           48          23,396          51,444           35       51,479
                                -------      -------         -------         -------      -------      -------
                                $47,244      $    53         $47,297         $75,258      $    37      $75,295
                                =======      =======         =======         =======      =======      =======

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


3.       Property and Equipment


Property and equipment consists of the following at December 31 (in thousands):

                                                 1998                 1997
                                            ----------------   ---------------

Leasehold improvements                        $   3,960             $  4,084
Office and computer equipment                     4,508                3,251
Laboratory equipment                              5,392                4,226
                                            ----------------   ---------------
                                                 13,860               11,561
Accumulated depreciation and amortization        (5,997)              (6,960)
                                            ----------------   ---------------
Net property and equipment                    $   7,863             $  4,601
                                            ================   ===============


         Additions to 1998 property and equipment are net of a $4.2 million write-off of fully depreciated assets associated with the previously occupied facilities.


         Property and equipment under capital leases amounted to $10.4 million and $8.9 million as of December 31, 1998 and 1997, with related accumulated amortization of $4.0 million and $5.1 million, respectively.

4.       Accrued Liabilities

The components of accrued liabilities consist of the following at December (in thousands):

                                                   1998                1997
                                              ----------------   --------------

Accrued research and development services       $   6,859             $  5,351
Accrued compensation                                1,937                1,176
Accrued professional fees                           1,118                  859
Other                                               3,996                2,881
                                              ----------------   --------------
                                                $  13,910             $ 10,267
                                              ================   ==============

5.       Research and Development Collaboration Agreements

Zeneca Limited - Related Party

         In January 1995, the Company established a collaboration with Zeneca Limited ("Zeneca") to pursue the research, development and commercialization of novel anti-cancer drugs targeting cell-surface receptors and intra-cellular signal transduction pathways. In connection with this agreement, the Company received an initial $5.0 million technology set-up fee, is receiving additional cash payments for annual research funding ($9.3 million inception to date) and will receive certain milestone payments (which may be offset against royalties over time) tied to the progress of compounds in the collaboration and royalties on worldwide sales of any collaboration products. The Company will also have the right to contribute to clinical development costs on each program, thereby earning participation in the North American profits from successful products coming out of such programs over and above its royalty entitlement.

5.       Research and Development Collaboration Agreements (continued)


         As a part of the collaboration agreement, Zeneca purchased 789,141 shares of the Company's Common Stock for $12.5 million, or $15.84 per share of which the premium above fair market value was recorded as equity. This $12.5 million equity investment, combined with Zeneca's $7.5 million participation in SUGEN's October 1994 initial public offering, increased Zeneca's equity investment in SUGEN to $20.0 million and brought Zeneca's ownership in the Company to approximately 20%.


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

Allergan, Inc.


         In October 1996, the Company established a research and development collaboration with Allergan, Inc. and Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., (collectively, "Allergan"), to identify, develop and commercialize novel angiogenesis inhibitors for the treatment of ophthalmic diseases. The collaboration will also establish a comprehensive effort to identify and validate signal transduction targets for choroidal and retinal neovascularization. Allergan will have exclusive rights to all ophthalmic uses of collaboration products and know-how worldwide. In return, the Company received a $2.0 million initial payment for past research services, is receiving annual research funding ($4.6 million inception to date) and expects to receive additional fees upon the achievement of specified milestones and royalties on any product sales. In addition, the agreement provides the Company to have the right to contribute to clinical development costs on each program, thereby earning participation in the North American and European profits from successful products coming out of such programs over and above its royalty entitlement. Allergan also purchased 191,571 shares of SUGEN Common Stock at a price of $20.88 per share, of which the premium above fair market value was recorded as equity and participated in the Company's October 1996 financing (see Note 9), purchasing an additional 250,000 shares of Common Stock, thereby increasing its cumulative equity investment in SUGEN to $7.0 million.


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

5.       Research and Development Collaboration Agreements (continued)

ASTA Medica Aktiengesellschaft


         In December 1995, the Company established an oncology product development collaboration with ASTA Medica Aktiengesellschaft ("ASTA Medica") to develop, manufacture and bring to market SUGEN's oncology products based upon the cell signal transduction targets known as Pan-Her and Raf. The Company received a $4.0 million technology set-up fee, is receiving additional consideration in the form of contract services for non-collaboration work and will receive certain milestone payments tied to the success of the programs and royalty payments on sales in certain territories. The agreement provides for ASTA Medica to receive exclusive marketing rights to collaboration products in Greater Europe (including the former Soviet Union) and South America, subject to royalties to SUGEN. The Company retains market rights in the rest of the world, subject to royalties payable to ASTA Medica in most circumstances. In 1995 ASTA Medica purchased 431,137 shares of SUGEN Common Stock for $9.0 million, or $20.88 per share, of which the premium above fair market value was recorded as equity. In January 1998, the first milestone in connection with the Company's collaboration with ASTA Medica was achieved in the Pan-Her cancer program. ASTA Medica exercised its option to satisfy its $500,000 milestone obligation through the purchase of 18,665 shares of SUGEN Common Stock at a price of $26.79 per share. The Company has recorded the amount received in excess of the fair market value of the common stock issued as revenue in accordance with its policy. The fair market value of the common stock issued equaled the 20 day average closing price as defined in the ASTA Medica agreement.

         In December 1998, the Company and ASTA Medica entered into a first amendment to the existing collaboration agreement to extend the period of time for the screening and selection of active compounds under the Pan-Her and Raf programs. The Company will receive $1.5 million in consideration for extending the Pan-Her project, $750,000 of which was received in 1998; $375,000 in contract revenue for 1998 services and the remaining $375,000 for the purchase of 13,307 shares of SUGEN Common Stock at $28.18 per share, of which the premium above fair market value was recorded as equity. In the event ASTA Medica elects to extend the screening period under the Raf program, the Company would receive additional consideration.


ProChon Biotech Limited


         In June 1998, the Company entered into a collaboration with ProChon Biotech Limited ("ProChon") to discover and develop small molecule signal transduction inhibitors for the treatment of achondroplasia and other growth disorders. In connection with this collaboration, the Company received $3.0 million comprised of a $750,000 initial research payment and a $2.25 million stock purchase of 93,750 shares of SUGEN Common Stock at $24.00 per share, of which the premium above fair market value was recorded as equity. In addition, the Company will receive payments upon achievement of certain milestones and royalties with respect to worldwide sales of collaboration products.


Taiho Pharmaceutical Ltd.


         In July 1998, the Company entered into an agreement with Taiho Pharmaceutical Ltd. ("Taiho") for the development and commercialization of the Company's angiogenesis inhibitors for the prevention and treatment of cancer. In connection with this agreement, Taiho will receive marketing rights in Japan, while the Company will retain marketing rights for the rest of the world. The Company received a $3.0 million initial research payment, is receiving research and development funding ($4.0 million from inception to date) and will receive additional payments upon the achievement of certain milestones. The Company has retained the rights to manufacture and supply products to Taiho for sale in Japan.


6.       Leases


         In June 1997, the Company entered into a build-to-suit facility lease agreement that extends until 2015 with renewal options totaling an aggregate of ten years and is accounted for as an operating lease. In connection with this agreement, the Company also issued warrants to purchase shares of Common Stock. The related fair value of the warrants was recorded as deferred expenses and is being amortized over the five year term of the warrants. In accordance with the terms of the agreement, the landlord agreed to use its reasonable best efforts to complete the facility according to the building specifications and to provide for occupancy by the Company by an agreed upon date. In addition to obtaining financing for its share of the cost of building improvements, the Company is obligated to make timely rental payments in accordance with the payment schedule. In the fourth quarter of 1998, the new facility was completed, coinciding with the expiration of the Company's pre-existing facility leases. Rent expense for the office and laboratory facility leases and other operating leases amounted to $2.4 million, $1.6 million and $1.6 million for 1998, 1997 and 1996, respectively.

The Company finances substantially all of its purchases of property and equipment through the use of lease lines of credit. Generally on a quarterly basis, assets purchased by the Company are submitted for financing under its capital lease arrangements. Cash proceeds are received by the Company when the documentation submitted is accepted by the lender and the Company accounts for these transactions as capital lease obligations.


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

7.       Senior Custom Convertible Notes


         In September 1997, the Company completed the sale of $17.5 million principal amount of 5% Senior Custom Convertible Notes due 2000 (the "1997 Notes"). The 1997 Notes were sold at par, mature on September 12, 2000 and bear interest at a rate of 5% per annum (payable in Common Stock or cash, at the Company's option). The 1997 Notes are convertible together with accrued and unpaid interest and subject to certain limitations, into shares of Common Stock at a conversion price equal to the average of the two lowest trade prices of the Common Stock during the 20 trading days immediately preceding the date of conversion (the "Conversion Price"). Since January 19, 1998, the Conversion Price may not exceed $14.87, 115% of the average closing bid price of the Common Stock for the 20 trading days immediately preceding such date. In connection with the issuance of the 1997 Notes, the Company issued warrants to purchase up to 332,500 shares of Common Stock at an exercise price of $16.74 per share. Cash and non-cash issuance costs (including the fair value of the warrants) totaled approximately $2.6 million and are recorded as deferred expenses which are amortized to expense over the term of the 1997 Notes. No purchaser of the 1997 Notes will be allowed to convert 1997 Notes and/or warrants which would result in such person owning more than 4.9% of the then outstanding Common Stock. Through December 31, 1998, $11.9 million of principal and accrued and unpaid interest relating to the Company's outstanding 1997 Notes were converted into 1,002,349 shares of Common Stock at the weighted average price of $11.96 per share. In connection with the issuance of the 1997 Notes, the Company recorded total debt issuance costs of $2.6 million which was included in Other Assets in the balance sheets. Such amounts are amortized to interest expense over the term of the 1997 Notes. Upon conversion, a pro rata portion of the unamortized issuance costs are reclassified to stockholders' equity.


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

         The fair value of the 1997 Notes for each period presented has been estimated by management using a discounted cash flow approach adjusted by an estimate of the fair value of the related conversion feature. Such values were estimated to be $6.2 million and $14.9 million at December 31, 1998 and 1997, respectively. The fair value estimates included above exclude the fair value of the detachable common stock warrants originally issued upon issuance of the 1997 Notes.


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

Warrants

         The following warrants to purchase shares of common stock were issued in connection with the Senior Custom Convertible Notes, certain collaboration agreements, and various license, facility and equipment lease financing arrangements (also see Notes 5, 6 and 7):

                    Warrants Outstanding at December 31, 1998
   ------------------------------------------------------------------------
       Number of         Price Per          Aggregate
         Shares            Share              Price        Expiration Date
   -----------------  ---------------   -----------------  ----------------
        332,500       $     16.74           $5,566,050     September 2000
        200,000             15.50            3,100,000     January 2003
         70,000             15.44            1,080,800     June 2002
         40,000              3.75              150,000     October 1999
         36,847             10.31              379,985     July 2000
         13,598             12.87              175,006     December 2001
         10,000             16.64              166,400     March 2003
          7,200             11.25               81,000     December 1999

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

10.      Stock Option and Purchase Plans

Employee Stock Purchase Plan

         In April 1994, the Company adopted an Employee Stock Purchase Plan ("ESPP") under which 200,000 shares of Common Stock were reserved for issuance. All employees of the Company, except those having a 5% or greater ownership stake in the Company, are eligible to participate in the ESPP provided that on the first day of an offering period they have been employed by the Company for at least 30 days and are customarily employed by the Company at least twenty hours per week and at least five months per calendar year. Offerings will generally be for ix months, with the purchase price per share equal to the lower of 85% of the market value on the date granted (the beginning of the offering period) or on the date purchased. The next offering period ends on March 31, 1999. As of December 31, 1998, 161,700 shares had been issued under the ESPP.

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


         As of December 31, 1998, options to purchase 1,194,477 shares of Common Stock were exercisable, of which 73,163 shares would be subject to repurchase if all were exercised. The Company's repurchase rights lapse over the remaining vesting period of the options.

         The Company recorded deferred compensation expense for the difference between the exercise price and the fair value of the Company's Common Stock for options granted to employees prior to shareholder approval in the period between December 1997 through May 1998. This deferred compensation expense aggregated $464,000 and is being amortized over the related vesting period.

         In 1998, the Company granted options to purchase 45,000 shares to non-employees with an estimated fair value of approximately $217,000. The options vest over a one year to a four year period and the Company will continue to record additional expense related to these options in future years. For the year ended December 31, 1998, the Company expensed an aggregate compensation amount of approximately $225,000 relating to all non-employee stock option grants.


1994 Non-Employee Directors' Stock Option Plan

         In April 1994, the Board of Directors approved the 1994 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") to provide for the automatic grant of options to purchase shares of Common Stock to each person who is elected as a director of the Company and who is not otherwise employed by the Company (a "Non-Employee Director").

         Options granted under this Plan to Non-Employee Directors upon their initial election to the Board will vest and be exercisable in five equal annual installments commencing on the date one year after the date of the grant. Vesting is contingent upon the continuous service of the director. The director may elect at any time while a Non-Employee Director of the Company to exercise the option prior to vesting of the option. Any unvested shares so purchased shall be subject to a repurchase right in favor of the Company, which lapses over the remaining vesting period of the options. The Directors' Plan has been amended to provide for automatic vesting of options granted upon a change of control, as defined. Options granted annually to existing Non-Employee Directors vest in full on the date ten days prior to the date of the first annual meeting of stockholders of the Company subsequent to the date of the grant. The exercise price of options granted under the Directors' Plan must equal or exceed the fair market value of the Common Stock on the date of grant. Under this plan, 380,000 shares of Common Stock have been reserved for issuance. As of December 31, 1998, options for 186,000 shares were outstanding, of which 184,000 and 53,000 shares were exercisable and subject to repurchase if exercised, respectively.

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


         As of December 31, 1998, options for 180,000 shares were outstanding, of which 153,000 shares and 74,250 shares were exercisable and subject to repurchase if exercised, respectively. The Company's repurchase right lapses over the remaining vesting period of the options.


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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                        1998        1997         1996
                                     ---------    ---------    ----------

      Pro forma net loss             $ (42,766)   $ (35,604)   $  (21,813)
                                     =========    =========    ==========

      Pro forma net loss per share   $   (2.68)   $   (2.66)   $    (1.99)
                                     =========    =========    ==========

         The weighted average fair value of options granted during 1998, 1997 and 1996 was $5.64, $5.66 and $5.39, respectively.

         A summary of the Company's stock option activity under the Company's option plans which include the 1992 Stock Option Plan, the 1994 Non-Employee Directors' Plan and the Long-Term Objectives Stock Option Plan for Senior Management is as follows:

                                       Outstanding Stock Options
                                  ------------------------------------

                                  Shares                       Weighted
                                 Available                      Average
                               For Grant of    Number of       Price per
                                  Options       Shares           Share
                                  -------      --------         -------

Balance at December 31, 1995      456,660     1,786,428            6.49
Shares authorized                 650,000          --              --
Options granted                  (652,066)      652,066           12.08
Options exercised                    --        (305,072)           4.60
Options forfeited                 235,559      (235,559)           7.85
                                  -------     ---------
Balance at December 31, 1996      690,153     1,897,863            8.54
Shares authorized                 900,000          --              --
Options granted                  (713,500)      713,500           13.15
Options exercised                    --        (254,836)           5.13
Options forfeited                  93,186       (93,186)          11.12
                                  -------     ---------
Balance at December 31, 1997      969,839     2,263,341           10.27
Shares authorized                 750,000          --
Options granted (a)              (834,656)      834,656           13.61
Options exercised                    --        (109,285)           7.93
Options forfeited                  97,689       (97,689)          12.75
                                  -------     ---------
Balance at December 31, 1998      982,872     2,891,023           11.24
                                  =======     =========

         Note:
           (a) Of the 834,656 options granted in 1998, options for 22,128 shares are subject to stockholder approval.

The following table  summarizes  information  concerning  currently  outstanding options:
                                                                                       Exercisable
                                         Outstanding Stock Options                    Stock Options
                               ----------------------------------------------  ----------------------------
                                                  Weighted
                                                   Average        Weighted                      Weighted
            Range of                              Remaining       Average                       Average
            Exercise              Number         Contractual      Exercise       Number        Price Per
            Prices               of Shares          Life           Price        of Shares        Share
            -----------------  --------------   --------------  -------------  ------------   -------------
            $0.38 - $0.38            25,508             3.4           $0.38        25,508           $0.38
            1.13 - 1.13              75,308             4.6            1.13        75,308            1.13
            2.44 - 2.44              44,760             5.2            2.44        41,694            2.44
            5.00 - 7.50             300,248             6.0            6.33       284,590            6.32
            7.88 - 11.75            821,860             7.2           10.44       625,682           10.28
            11.88 - 17.63         1,614,041             9.1           13.41       475,609           13.49
            19.00 - 19.00             9,298             8.5           19.00         3,086           19.00
                               ==============                                  ============
            $0.38 - $19.00        2,891,023             8.0          $11.24     1,531,477            9.73
                               ==============                                  ============


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


         In August 1996, an officer and director of the Company exercised options to purchase 132,333 shares of Common Stock (See Note 9). As consideration for the purchase of these shares and related tax liability upon the exercise of the options, the officer issued a full recourse promissory note in the amount of $1.1 million to the Company, of which approximately $883,000, representing the purchase price of the common stock, is included in stockholders' equity. The remaining balance has been recorded as part of loans receivable from key employees and officers. The Company provided secured loans to certain key employees and officers to assist in the down payments for the purchase of their personal residences, all of which are forgivable after specified years of employment. Included in Other Assets is approximately $446,000 of loans receivable from certain key employees and officers at December 31, 1998.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of South San Francisco, State of California, on July 29, 1999.


                                      SUGEN, INC.



                                      By:       /s/ Stephen Evans-Freke
                                               --------------------------------
                                               Stephen Evans-Freke
                                               Chief Executive Officer and
                                               Chairman of the Board






         Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



         Signature                       Title                        Date
         ---------                       -----                        ----


/s/ Stephen Evans-Freke           Chief Executive Officer and      July 29, 1999
------------------------------    Chairman of the Board
(Stephen Evans-Freke)             (Principal Executive Officer)




/s/ James L. Knighton             Senior Vice President and        July 29, 1999
------------------------------    Chief Financial Officer
(James L. Knighton)               (Principal Financial and
                                  Accounting Officer)




Jeremy L. Curnock Cook*           Director                         July 29, 1999
------------------------------
(Jeremy L. Curnock Cook)

                                  Director and Secretary           July 29, 1999
------------------------------
(Samuel A. Hamad)



                                  Director                         July 29, 1999
------------------------------
(Gerald Moeller)



Donald E. Nickelson*              Director                         July 29, 1999
------------------------------
 (Donald E. Nickelson)



Richard D. Spizzirri*             Director                         July 29, 1999
------------------------------
(Richard D. Spizzirri)



Axel Ullrich*                     Director                         July 29, 1999
------------------------------
(Axel Ullrich)



* By: /s/ James L. Knighton
     -------------------------
          James L. Knighton
          Attorney-in-Fact