Form 10-Q/A
period 1999-03-31
SUGEN INC
filed 1999-08-02
CIK 908121

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

                                   SUGEN, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                             1999        1998
                                                           --------    --------

Contract revenue (includes amounts from
   related party of $825 and $801 in 1999 and
   1998, respectively)                                      $  4,262    $  1,645

Costs and expenses:
    Research and development                                 16,528       9,432
    General and administrative                                2,673       1,845
                                                           --------    --------
       Total costs and expenses                              19,201      11,277
                                                           --------    --------

Operating loss                                              (14,939)     (9,632)

Other income and expenses:
    Interest income                                             521         979
    Interest expense                                           (487)       (468)
                                                           --------    --------
       Other income, net                                         34         511
                                                           --------    --------
Net loss                                                   $(14,905)   $ (9,121)
                                                           ========    ========


Basic and diluted net loss per share                       $  (0.89)   $  (0.59)
                                                           ========    ========

Shares used in computing basic and diluted net loss
  per share                                                  16,682      15,345
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

                                                         SUGEN, Inc.

                                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Increase (decrease) in cash and cash equivalents
                                                       (In thousands)
                                                         (unaudited)

                                                                                                             Three Months Ended
                                                                                                                 March 31,
                                                                                                      ------------------------------
                                                                                                        1999                 1998
                                                                                                      --------             --------
Cash flows from operating activities
Net loss                                                                                              $(14,905)            $ (9,121)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation, amortization and issuance of stock for non-cash benefits                             1,613                  958
        Prepaid expenses and other current assets                                                         (412)                 (98)
        Other assets                                                                                      (420)                   1
        Accounts payable                                                                                (2,057)                 536
        Accrued liabilities                                                                              2,526                  265
      Deferred revenue                                                                                    (175)                --
                                                                                                      --------             --------
Net cash used in operating activities                                                                  (13,830)              (7,459)
                                                                                                      --------             --------

Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net                                             (1,149)              (6,549)
Purchases of property and equipment, net                                                                  (459)                (454)
                                                                                                      --------             --------
Net cash used in investing activities                                                                   (1,608)              (7,003)
                                                                                                      --------             --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                                                              2,162                  632
Proceeds from issuance of senior convertible notes, net                                                 26,108                 --
Proceeds from lease financing of property and equipment                                                  1,351                  856
Payments under capital lease obligations                                                                  (692)                (541)
                                                                                                      --------             --------
Net cash provided by financing activities                                                               28,929                  947
                                                                                                      --------             --------

Net increase (decrease) in cash and cash equivalents                                                    13,491              (13,515)
Cash and cash equivalents at beginning of period                                                        23,901               23,816
                                                                                                      --------             --------
Cash and cash equivalents at end of period                                                            $ 37,392             $ 10,301
                                                                                                      ========             ========
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock upon conversion of Senior Custom Covertible Notes, due 2000, net             $    472             $    406
                                                                                                      ========             ========

Issuance of warrants for non-cash benefits                                                            $   --               $     69
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

         Recent Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative

                                   SUGEN, Inc.

                                   (Unaudited)


1.       Summary of Organization and Significant Accounting Policies (continued)

         instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met and that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. The adoption fo SFAS 133 could have a material impact on the Company's results of operations, as significant mark-to-market adjustments may result due to fluctuations in interest rates and the price of the Company's Common Stock, which historically has been volatile.

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
                                                          =======      =======

3.       Research and Development Collaboration Agreements

         Laboratorios Del Dr. Esteve S.A.

         In March 1999, the Company, through its affiliate, SUGEN Europe AG, entered into an agreement with Laboratorios Del Dr. Esteve S.A. ("Esteve") to distribute, market and sell SUGEN's proprietary cancer products in Spain, Portugal and Andorra. In connection with this agreement, the Company recognized $1.4 million in net up-front fees and Esteve, through its affiliate Laboratorios P.E.N., S.A. purchased $1.0 million of SUGEN Common Stock at $31.50 per share, of which the premium above fair market value was recorded as equity.

         ASTA Medica Aktiengesellschaft

         In March 1999, the Company received the second of two $750,000 installments in consideration to extend the period of time for the screening and selection of active compounds under the Pan-Her program; $375,000 was recognized as contract revenue for 1999 services and the remaining $375,000 was in the form of the purchase of 10,964 shares of SUGEN Common Stock at $34.20 per share, of which the premium above fair market value was recorded as equity.

         The Company has no future performance obligations associated with the purchase of common stock at a premium by ASTA Medica or Esteve, nor did either party receive rights or privileges other than customary registration rights and the rights and privileges of the Company's other common stockholders.

                                   SUGEN, Inc.

                                   (Unaudited)


4.       Senior Convertible Notes

         5% Senior Custom Convertible Notes due 2000

         For the quarter ended March 31, 1999, $537,717 of principal and accrued and unpaid interest relating to the Company's outstanding 5% Senior Custom Convertible Notes due 2000 (the "1997 Notes") were converted into 37,049 shares of Common Stock at a weighted average price of $14.50. Through March 31, 1999, $12.4 million of principal and accrued and unpaid interest relating to the 1997 Notes were converted into 1,039,398 shares of Common Stock at a weighted average price of $12.07 per share. Upon conversion, the principal and related accrued and unpaid interest was recorded as equity, net of the proportionate unamortized deferred offering costs.

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

         The estimated fair value of the Warrants as of March 31, 1999 was $2.0 million and is subject to quarterly adjustments for changes in the fair value during the period the warrants are outstanding and unexercised. The adjustments for changes in fair value will be reflected as interest expense. The non cash fair value of the Warrants, together with the costs and expenses related to the issuance of the Notes and Warrants of approximately $1.9 million were recorded as debt issuance costs and will be amortized to expense over the term of the Notes. Further, if upon exercise of the Warrants the fair value of the Company's Common Stock is more than $20.50 per share (the conversion price of the Warrant Notes), the Company may record an additional non cash expense for such beneficial conversion feature (if such benefit exceeds the previously recorded fair value of the Warrants).

                                   SUGEN, Inc.

                                   (Unaudited)


5.       Subsequent Events

         5% Senior Custom Convertible Notes due 2000

         In April and May 1999, $5.0 million of the 1997 Notes were exchanged into 12% Senior Convertible Notes due 2002, at a premium of 125% - 132% of their principal amount, for approximately (i) $6.5 million principal amount of the Exchange Notes and (ii) $4.9 million Warrants to acquire Warrant Notes. The premium paid on the exchange was deemed a substantial modification of the 1997 Notes and will be accounted for as a loss on extinguishment of debt together with the unamortized debt issue costs and debt discount. A loss of approximately $2.1 milliion will be recorded in the second quarter when the debt will be extinguished.

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

         Interest income for the three months ended March 31, 1999 and 1998 were $521,000 and $979,000, respectively. The decrease in 1999 was due to lower investment balances resulting from the timing of cash flows generated from financing activities. Interest expense for the three months ended March 31, 1999 and 1998 were $487,000 and $468,000, respectively. Increased interest expense associated with the Company's capital lease financing was partially offset by lower interest expense on the senior custom convertible notes as a significant amount of principal has since been converted into equity. The Company expects that interest expense will continue to increase in future periods due to interest expenses associated with the March 1999 convertible debt financing, the extinguishment of the remaining principal of the 1997 Notes in the second quarter and continued use of capital lease financing for equipment and facility improvements. Further, as the warrants which were issued in connection with the March 1999 convertable note financing are subject to mark-to-market adjustments on a quarterly basis, the resulting non-cash interest expense would be material based on significant fluctuations in interest rates and the price of the Company's common stock.

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

         Through March 31, 1999, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, private placements of the Company's Preferred and Common Stock and senior convertible notes, and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with Taiho, Zeneca, Allergan and ASTA Medica, its cash, cash equivalents and short-term investments and capital lease financing. The research funding term under the Allergan and Zeneca collaborations are scheduled to expire in October 1999 and March 2000, respectively. If the funding arrangements are not renewed by these collaborative partners, the Company will scale back its efforts under the programs and reassign them to other research and development areas. At March 31, 1999, the Company had capital lease lines of $3.6 million available for the purchase of equipment and facility improvements.

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

         To the extent that our assessment is finalized without identifying any material noncompliant informaton technology systems operated by us or by third parties, the most reasonably likely worst case Y2K scenario is a systematic failure beyond our control, such as prolonged telecommunications or electrical failure. Such a failure could prevent us from operating our business. We believe that the primary business risks in the event of such failure, would include:

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


                                                                                                                             Fair
                                                                                                    There-                  Value At
(in millions)                          1999          2000          2001         2002      2003      after          Total    3/31/99
                                    ------------------------------------------------------------------------------------------------
Assets

Cash and cash equivalents                $ 37.5          --            --         --       --          --         $ 37.5     $ 37.4

 Weighted average interest rate           4.78%

Short-term investments                   $ 17.9        $  5.0       $  1.3        --       --          --         $ 24.2     $ 24.5

 Weighted average interest rate           5.40%         5.91%        5.04%

Liabilities

5% Senior custom convertible notes       $  5.2          --            --         --       --          --         $  5.2     $  7.2

 Weighted average interest rate               5%

12% Senior convertible notes                --           --         $ 26.1        --       --          --         $ 26.1     $ 31.5

 Weighted average interest rate                                        12%



         The Company has no cash flow exposure due to interest rate chages on its 5% Senior Custom Convertible Notes or its 12% Senior Convertable Notes. The Company's earnings however also affected by the volatility of its stock price and interest rates as a result of its issuance of warrants to acquire additional 12% Senior Convertible Notes. The Company has attempted to mitigate the earnings exposure resulting from these stock price and interest rate fluctuations by establishing a ceiling on the amount of warrants exercisable per calendar quarter during the first 15 months of the 2 year warrant term. Such ceiling limits the amount of warrants exercisable to 33% of the then outstanding balance. For example, if the volatility of the Company's Common Stock increased by 10%, the Company's interest expense and net loss over the warrant term would increase by approximately $760,000. Conversely, if the Company's Common Stock decreased by 10%, the Company's interest expense and net loss over the warrant term would decrease by $700,000. These amounts are determined by considering the impact of the hypothetical volatility of the Company's Common Stock and risk-free interest rates. Although changes in the valuation of this derivative would impact earnings, the Company's cash flow would not be affected.

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


Date:    July 29, 1999                          SUGEN, Inc.
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