Form 10-Q
period 1999-06-30
SUGEN INC
filed 1999-08-16
CIK 908121

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          -----------------------------

                                    FORM 10-Q

(Mark one)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934. For the quarterly period ended June 30, 1999.

    or

    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934. For the transition period from ___________ to ___________.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock $.01 par value; 16,989,452 shares outstanding at July 31, 1999.


================================================================================


                                   SUGEN, Inc.

                                      INDEX




                                                                                             PAGE NO.
                                                                                             --------
PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements and Notes

                  Condensed Consolidated Balance Sheets - June 30, 1999
                  and December 31, 1998                                                          3

                  Condensed Consolidated Statements of Operations - for the three and
                  six months ended June 30, 1999 and 1998                                        4

                  Condensed Consolidated Statements of Cash Flows - for the six
                  months ended June 30, 1999 and 1998                                            5

                  Notes to Condensed Consolidated Financial Statements                           6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                     15

PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                            16

Item 5.           Other Information                                                              17

Item 6.           Exhibits and Reports on Form 8-K                                               17

Signatures                                                                                       18

Exhibit Index                                                                                    19




                                                PART I. FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS AND NOTES

                                                         SUGEN, Inc.

                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                       (In thousands)


                                                                                                      June 30,          December 31,
                                                                                                        1999                1998
                                                                                                     ---------            ---------
ASSETS                                                                                               (unaudited)             (1)
Current assets:
        Cash and cash equivalents                                                                    $  18,710            $  23,901
        Short-term investments                                                                          28,897               23,396
        Accounts receivable                                                                                650                  373
        Prepaid expenses and other current assets                                                        1,275                1,022
                                                                                                     ---------            ---------
              Total current assets                                                                      49,532               48,692

Property and equipment, net                                                                              8,306                7,863
Other assets                                                                                             2,137                2,778
                                                                                                     =========            =========
                                                                                                     $  59,975            $  59,333
                                                                                                     =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
Current liabilities:
        Accounts payable                                                                             $   3,363            $   4,883
        Accrued liabilities                                                                             19,998               13,910
        Deferred contract revenue                                                                          625                1,625
        Capital lease obligations - current portion                                                      4,689                2,779
                                                                                                     ---------            ---------
              Total current liabilities                                                                 28,675               23,197

Long-term liabilities:
        Capital lease obligations - non-current portion                                                  4,922                5,724
        Senior convertible notes                                                                        44,903                5,694
                                                                                                     ---------            ---------
              Total long-term liabilities                                                               49,825               11,418

Stockholders' equity:

        Common stock                                                                                   162,436              157,171
        Deferred compensation                                                                             (789)                (971)
        Note receivable from stockholder                                                                  (883)                (883)
        Accumulated deficit                                                                           (179,289)            (130,599)
                                                                                                     ---------            ---------
              Total stockholders' equity (net capital deficiency)                                      (18,525)              24,718
                                                                                                     ---------            ---------
                                                                                                     $  59,975            $  59,333
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

                                                                SUGEN, Inc.

                                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (In thousands, except per share amounts)
                                                                (unaudited)


                                                                                   Three Months Ended           Six Months Ended
                                                                                        June 30,                     June 30,
                                                                                 ---------------------------------------------------
                                                                                   1999          1998          1999          1998
                                                                                 --------      --------      --------      --------
Contract revenue (includes amounts from related party
   of $824 and $1,649 for the three and six months ended June 30,
   1999 and $801 and $1,602 for the same periods in prior year)                  $  2,485      $  2,351      $  6,747      $  3,996


Costs and expenses:
         Research and development                                                  16,577        11,711        33,105        21,143
         General and administrative                                                 4,534         1,999         7,207         3,844
                                                                                 --------      --------      --------      --------
            Total costs and expenses                                               21,111        13,710        40,312        24,987
                                                                                 --------      --------      --------      --------

Operating loss                                                                    (18,626)      (11,359)      (33,565)      (20,991)

Other income and expenses:
         Interest income                                                              668           883         1,189         1,862
         Interest and other expense                                               (15,013)         (399)      (15,500)         (867)
                                                                                 --------      --------      --------      --------
            Other income/(loss), net                                              (14,345)          484       (14,311)          995
                                                                                 --------      --------      --------      --------
Net loss                                                                         $(32,971)     $(10,875)     $(47,876)     $(19,996)
                                                                                 ========      ========      ========      ========


Basic and diluted net loss per share                                             $  (1.95)     $  (0.69)     $  (2.85)     $  (1.28)
                                                                                 ========      ========      ========      ========

Shares used in computing basic and diluted net loss
  per share                                                                        16,916        15,721        16,799        15,533
                                                                                 ========      ========      ========      ========


                                                      See accompanying notes.

                                                                 4

                                                             SUGEN, Inc.

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Increase (decrease) in cash and cash equivalents
                                                           (In thousands)
                                                             (unaudited)


                                                                                                          Six Months Ended June 30,
                                                                                                         ---------------------------
                                                                                                           1999              1998
                                                                                                         --------          --------

Cash flows from operating activities
Net loss                                                                                                 $(47,876)         $(19,996)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
      Depreciation, amortization and issuance of stock for non-cash benefits                                2,586             1,919
      Loss on extinguishment of 1997 Notes                                                                  2,094              --
      Derivative mark-to-market valuation                                                                  12,050              --
      Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                                                            (530)                9
        Other assets                                                                                          478               (47)
        Accounts payable                                                                                   (1,520)              587
        Accrued liabilities                                                                                 5,423             2,482
        Deferred revenue                                                                                   (1,000)             --
                                                                                                         --------          --------
Net cash used in operating activities                                                                     (28,295)          (15,046)
                                                                                                         --------          --------

Cash flows from investing activities
Sales/maturities (purchases) of short-term investments, net                                                (5,644)            4,757
Purchases of property and equipment, net                                                                   (1,620)           (1,730)
                                                                                                         --------          --------
Net cash provided by (used in) investing activities                                                        (7,264)            3,027
                                                                                                         --------          --------

Cash flows from financing activities
Proceeds from issuance of common stock, net                                                                 3,152             3,092
Proceeds from issuance of senior convertible notes, net                                                    26,108              --
Proceeds from lease financing of property and equipment                                                     2,513             2,102
Payments under capital lease obligations                                                                   (1,405)           (1,199)
                                                                                                         --------          --------
Net cash provided by financing activities                                                                  30,368             3,995
                                                                                                         --------          --------

Net decrease in cash and cash equivalents                                                                  (5,191)           (8,024)
Cash and cash equivalents at beginning of period                                                           23,901            23,816
                                                                                                         --------          --------
Cash and cash equivalents at end of period                                                               $ 18,710          $ 15,792
                                                                                                         ========          ========

Supplemental schedule of noncash investing and
      financing activities:
Issuance of common stock upon conversion of Senior Custom
      Convertible Notes, due 2000, net                                                                   $    631          $  7,136
                                                                                                         ========          ========
Issuance of warrants for non-cash services                                                               $    550          $     69
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

                                   SUGEN, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Summary of Organization and Significant Accounting Policies

         Basis of Presentation

         The accompanying condensed consolidated financial statements include the accounts of SUGEN, Inc. ("SUGEN" or the "Company") and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The condensed consolidated financial statements as of June 30, 1999, the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company and are unaudited. In the opinion of management, all necessary adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the financial position at such date and the operating results and cash flows for those periods are included. The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K, as amended, filed with the U.S. Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

         Comprehensive Income (Loss)

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires companies to report in their annual financial statements an additional measure of income. Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on equity securities that have been previously excluded from net income and reflected instead in equity. Total comprehensive loss amounted to $33.7 million and $48.7 million for the three and six month periods ended June 30, 1999, respectively. For the same periods last year, total comprehensive loss approximated net loss.

         Derivative Financial Instruments

         Warrants issued to purchase convertible debt ("Warrant Notes") are valued when issued using the fair value method and are marked-to-market through interest expense until such time as the warrant is exercised. Upon exercise of the warrants, the difference between the then current fair market value of the warrant and the beneficial conversion feature, if any, will be recorded as a premium or discount and amortized to interest expense over the term of the Warrant Notes. Mark-to-market charges totaled $12.1 million in the three and six month periods ended June 30, 1999 (none in 1998) but had no impact on the Company's cash flows.

         Recent Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. It requires that changes in the derivative's fair value be recognized currently in earnings

                                   SUGEN, Inc.

                                   (Unaudited)


1.       Summary of Organization and Significant Accounting Policies (continued)

         unless specific hedge accounting criteria are met and that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No.133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 133 could have a material impact on the Company's results of operations, as significant mark-to-market adjustments of the Company's derivative financial instruments may result due to fluctuations in interest rates and the price of the Company's common stock, which historically has been volatile.

2.       Agreement and Plan of Merger

         On June 15, 1999, SUGEN entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pharmacia & Upjohn, Inc., a Delaware corporation ("Parent"), and University Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Subsidiary"). Subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the "Merger") at the effective time of the Merger, and the Company will become a wholly owned subsidiary of Parent.

         At the effective time of the Merger, the outstanding shares of common stock, $.01 par value per share, of the Company ("Company Common Stock"), other than shares of Company Common Stock to be canceled in accordance with the Merger Agreement, will be converted into the right to receive that number of shares (the "Exchange Ratio") of common stock, par value $.01 per share, of Parent ("Parent Common Stock"), based on the average (rounded to the 1/10,000, or if there shall not be a nearest 1/10,000, to the next highest 1/10,000) of the volume weighted averages (rounded to the 1/10,000, or if there shall not be a nearest 1/10,000, to the next highest 1/10,000) of the trading prices of Parent Common Stock on the New York Stock Exchange, Inc. ("NYSE"), as reported by Bloomberg Financial Markets for each of the 20 NYSE trading days ending on and including the third trading day immediately preceding the meeting of stockholders of the Company called to vote on the Merger (the "Average Price"), determined as follows: (i) if the Average Price is greater than $49.21875 and less than $60.15626, then the Exchange Ratio shall equal $31.00 divided by the Average Price;
         (ii) if the Average Price is equal to or less than $49.21875, then the Exchange Ratio shall equal 0.62984; or (iii) if the Average Price is equal to or greater than $60.15625, then the Exchange Ratio shall equal
         0.51533. In addition, Parent will assume outstanding options exercisable for Company Common Stock.

         The Merger is intended to be a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is intended to be accounted for as a pooling-of-interests. The Merger is subject to approval by the stockholders of the Company, regulatory approvals and other customary closing conditions. A proxy statement has been mailed to all of the Company's stockholders regarding a vote to approve the Merger Agreement at a special meeting of stockholders to be held on August 31, 1999. Certain affiliates of the Company entered into voting agreements on June 15, 1999, pursuant to which such affiliates agreed to vote shares owned by them in favor of the Merger. Also on June 15, 1999, the Company entered into a Stock Option Agreement with Parent (the "Stock Option Agreement") pursuant to which the Company granted an option to Parent to purchase up to 3,372,255 shares of Company Common Stock at a price of $31.00 per share upon the occurrence of certain events related to termination of the Merger Agreement.

                                  SUGEN, Inc.

                                   (Unaudited)


3.       Accrued Liabilities

         The components of accrued liabilities consist of the following:

                                                          June 30,  December 31,
                                                            1999          1998
                                                           -------       -------
                                                               (In thousands)

         Accrued research & development services           $10,909       $ 6,859
         Accrued compensation                                1,879         1,937
         Accrued professional fees                           1,398         1,118
         Other                                               5,812         3,996
                                                           -------       -------
                                                           $19,998       $13,910
                                                           =======       =======

4.       Research and Development Collaboration Agreements

         Laboratorios Del Dr. Esteve S.A.

         In March 1999, the Company, through its affiliate, SUGEN Europe AG, entered into an agreement with Laboratorios Del Dr. Esteve S.A. ("Esteve") to distribute, market and sell SUGEN's proprietary cancer products in Spain, Portugal and Andorra. In connection with this agreement, the Company recognized $1.4 million in net up-front fees and Esteve, through its affiliate Laboratorios P.E.N., S.A., purchased $1.0 million of SUGEN Common Stock at $31.50 per share, of which the premium above fair market value was recorded as equity.

         ASTA Medica Aktiengesellschaft

         In March 1999, the Company received the second of two $750,000 installments in consideration to extend the period of time for the screening and selection of active compounds under the Pan-Her program. $375,000 was recognized as contract revenue for 1999 services, and the remaining $375,000 was in the form of the purchase of 10,964 shares of SUGEN Common Stock at $34.20 per share, of which the premium above fair market value was recorded as equity.

         The Company has no future performance obligations associated with the purchase of common stock at a premium by ASTA Medica or Esteve, nor did either party receive rights or privileges other than customary registration rights and the rights and privileges of the Company's other common stockholders.

5.       Senior Convertible Notes

         5% Senior Custom Convertible Notes due 2000

         Through June 30, 1999, $12.6 million of principal and accrued and unpaid interest relating to the Company's outstanding 5% Senior Custom Convertible Notes due 2000 (the "1997 Notes") were converted into 1,051,530 shares of Common Stock at a weighted average price of $12.11 per share. Upon conversion, the principal and the related accrued and unpaid interest were recorded as equity, net of the proportionate unamortized deferred offering costs.

                                  SUGEN, Inc.

                                   (Unaudited)


5.       Senior Convertible Notes (continued)

         In April and May 1999, $5.0 million of the 1997 Notes were exchanged into 12% Senior Convertible Notes due 2002 (the "Exchange Notes"), at a premium of 125% - 132% of their principal amount, for approximately (i) $6.5 million principal amount of the Exchange Notes and (ii) $4.9 million Warrants to acquire Warrant Notes. The premium paid on the exchange was deemed a substantial modification to the 1997 Notes and was accounted for as a loss on extinguishment of debt together with the unamortized debt issue costs and debt discount. A loss of approximately $2.1 million was recorded in the second quarter when the debt was extinguished. At June 30, 1999, the 1997 Notes were fully converted or exchanged.


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

         The estimated fair value of the Warrants as of June 30, 1999 was $14.1 million and is subject to quarterly adjustments for changes in the fair value during the period the Warrants are outstanding and unexercised. The fair value of the Warrants was based on the June 30, 1999 closing market price of $29.50 resulting in approximately $12.1 million in additional non-cash interest expense. The costs and expenses related to the issuance of the Notes and Warrants of approximately $3.8 million were recorded as debt discount and issuance costs and are amortized to interest expense over the respective term of the Notes and Warrants. If upon exercise of the Warrants the fair value of the Company's Common Stock is more than $20.50 per share (the conversion price of the Warrant Notes), the Company may record an additional non-cash expense for such beneficial conversion feature (if such benefit exceeds the previously recorded fair value of the Warrants).


6.       Subsequent Events

         In July and August 1999, Warrants to acquire approximately $17.7 million in Warrant Notes were exercised. The Warrant Notes mature in 2002 and principally have the same terms and conditions as the original Notes issued March 1999.

                                  SUGEN, Inc.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects" and similar expressions which are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. The Company's actual results could differ materially from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below as well as the factors discussed in the Company's Form 10-K, as amended, for the year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


Overview

         SUGEN was founded in July 1991 to discover and develop new classes of small molecule drugs which target specific cellular signal transduction pathways. These signalling pathways are involved in a variety of chronic and acute pathological diseases, including cancer and diabetes as well as in dermatologic, ophthalmic, neurologic and immune disorders. One of the Company's drug candidates is SU101, a PDGF TK signalling antagonist. The Company initiated a Phase III clinical trial for use of SU101 as a treatment for refractory glioblastoma during the first quarter of 1998. Additionally, SUGEN currently has underway multiple Phase II studies including SU101 in combination with BCNU in front-line glioma, mono-therapy in ovarian and non-small cell lung cancers and mono-therapy and in combination with mitozantrone in hormone refractory prostate cancer. A Phase II study of SU101 as single agent therapy for refractory anaplastic astrocytoma, another type of malignant brain tumor, is also being conducted in parallel with the Phase III trial, and at the same centers. To date, approximately 515 patients have been treated with SU101 in 14 Company-sponsored clinical trials. The Company's second cancer product candidate, SU5416, is a Flk-1/KDR TK antagonist which inhibits angiogenesis (the process by which blood vessels are formed). Currently, the Company is conducting multiple Phase I clinical trials for SU5416 in solid tumors in Europe and the U.S. and a Phase I/II study of SU5416 in Kaposi's sarcoma in the U.S. The Company announced plans to accelerate the development of SU5416 with the initiation of Phase III clinical trials in non-small cell lung and colorectal cancers, and for Phase II/III studies in Kaposi's sarcoma. Meanwhile, the Company will be working with certain investigators on National Cancer Institute sponsored Phase II and Phase I/II studies in other cancer indications. In
December 1998, the Company filed an Investigational New Drug application with the U.S. Food and Drug Administration for its third cancer product, SU6668, a novel broad spectrum inhibitor of angiogenesis and tumor growth, and has initiated Phase I clinical trials in Europe and the U.S. using intravenous and oral formulations, respectively. Through June 30, 1999, substantially all of the Company's revenue apart from interest income has been earned pursuant to collaborations with Zeneca Limited ("Zeneca"), Taiho Pharmaceutical Ltd. ("Taiho"), Vision Pharmaceuticals L.P., an affiliate of Allergan, Inc., Allergan, Inc. (collectively "Allergan") and ASTA Medica Aktiengesellschaft ("ASTA Medica").

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

         On June 15, 1999, SUGEN entered into an Agreement and Plan of Merger (the "Merger Agreement") with Pharmacia & Upjohn, Inc., a Delaware corporation ("Parent"), and University Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Parent ("Merger Subsidiary"). Subject to the terms and conditions of the Merger Agreement, Merger Subsidiary will be merged with and into the Company (the "Merger") at the effective time of the Merger, and the Company will become a wholly owned subsidiary of Parent.

         At the effective time of the Merger, the outstanding shares of common stock, $.01 par value per share, of the Company ("Company Common Stock"), other than shares of Company Common Stock to be canceled in accordance with the Merger Agreement, will be converted into the right to receive that number of shares (the "Exchange Ratio") of common stock, par value $.01 per share, of Parent ("Parent Common Stock"), based on the average (rounded to the 1/10,000, or if there shall not be a nearest 1/10,000, to the next highest 1/10,000) of the volume weighted averages (rounded to the 1/10,000, or if there shall not be a nearest 1/10,000, to the next highest 1/10,000) of the trading prices of Parent Common Stock on the New York Stock Exchange, Inc. ("NYSE"), as reported by Bloomberg Financial Markets for each of the 20 NYSE trading days ending on and including the third trading day immediately preceding the meeting of stockholders of the Company called to vote on the Merger (the "Average Price"), determined as follows: (i) if the Average Price is greater than $49.21875 and less than $60.15626, then the Exchange Ratio shall equal $31.00 divided by the Average Price; (ii) if the Average Price is equal to or less than $49.21875, then the Exchange Ratio shall equal 0.62984; or (iii) if the Average Price is equal to or greater than $60.15625, then the Exchange Ratio shall equal 0.51533. In addition, Parent will assume outstanding options exercisable for Company Common Stock.

         The Merger is intended to be a tax-free reorganization under the Internal Revenue Code of 1986, as amended, and is intended to be accounted for as a pooling-of-interests. The Merger is subject to approval by the stockholders of the Company, regulatory approvals and other customary closing conditions. A proxy statement has been mailed to all of the Company's stockholders regarding a vote to approve the Merger Agreement at a special meeting of stockholders to be held on August 31, 1999. Certain affiliates of the Company entered into voting agreements on June 15, 1999, pursuant to which such affiliates agreed to vote shares owned by them in favor of the Merger, currently expected to be completed during the third quarter. Also on June 15, 1999, the Company entered into a Stock Option Agreement with Parent (the "Stock Option Agreement") pursuant to which the Company granted an option to Parent to purchase up to 3,372,255 shares of Company Common Stock at a price of $31.00 per share upon the occurrence of certain events related to termination of the Merger Agreement.

         The Company has not been profitable since inception and expects to incur substantial losses for the foreseeable future, primarily due to the acceleration of its three cancer products in clinical development along with the manufacturing scale-up and preparation for potential New Drug Application filings for SU101 and SU5416 in 2000. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial. As of June 30, 1999, the Company's accumulated deficit was $179.3 million.

Results of Operations

         The Company's consolidated revenues for the three and six months ended June 30, 1999 were $2.5 million and $6.7 million, respectively. Revenues for the three and six months ended June 30, 1999 included contract revenue from the Taiho, Zeneca, Allergan and ASTA Medica collaborations. In addition, $1.4 million in net non-recurring up front fees was recognized in connection with
SUGEN Europe establishing a marketing and distribution agreement with Laboratorios Del Dr. Esteve S.A., Spain's second largest pharmaceutical company.

These up front fees combined with Taiho related contract funding resulted in increased revenue for the first half of 1999 of approximately 69% over the same period last year. Research funding under certain of the Company's collaborations are scheduled to expire in accordance with their original terms in the fourth quarter of 1999 and the first quarter of 2000 which will reduce the Company's annual revenues by approximately $5.8 million.

         Research and development expenses increased to $16.6 million and $33.1 million, respectively, for the three and six months ended June 30, 1999 from $11.7 million and $21.1 million for the same periods last year. The increase in spending over the same period last year was primarily due to advancements made in the Company's clinical programs, including additional Phase II studies and the progression of the Phase III registrational study of SU101 and expanded Phase I and Phase I/II studies of SU5416. Also contributing to higher expenses in 1999 was moving the Company's third cancer product, SU6668, into clinical trials along with higher personnel related costs accompanying the growth in the Company's research and development programs. The Company expects that its research and development expenses will continue to grow in future years due to the clinical advancement of SU101, SU5416 and SU6668 in the United States and Europe, including the related manufacturing and process development efforts, the hiring of personnel, additional preclinical studies, the initiation of new clinical trials on additional drug candidates and pursuant to requirements under the Company's anticipated future collaborations.

         General and administrative expenses for the three and six months ended June 30, 1999 were $4.5 million and $7.2 million, respectively. These results compare to expenses of $2.0 million and $3.8 million for the same periods last year. Included in general and administrative expenses for the quarter was $1.7 million in expenses associated with the Company's planned merger with Pharmacia & Upjohn, Inc. which primarily represent legal and accounting fees. The Company expects to record approximately $11.0 million in additional merger related expenses in 1999. Excluding the merger related costs, the increase in general and administrative expenses was primarily due to higher headcount related expenses and costs associated with the Company's international operations. The Company expects that its general and administrative expenses will continue to increase in order to support the Company's expanding research and development efforts.

         Interest income for the three and six months ended June 30, 1999 was $668,000 and $1.2 million, respectively, compared to $883,000 and $1.9 million earned for the same periods last year. The decrease in 1999 was due to lower investment balances resulting from the timing of cash flows generated from financing activities. Interest and other expense for the three and six months ended June 30, 1999 was $15.0 million and $15.5 million, respectively, compared to $399,000 and $867,000 for the same periods last year. The $14.6 million increase over the prior year was principally due to a non-cash $12.1 million mark-to-market adjustment to record the change in fair value of the outstanding and unexercised warrants issued in connection with the March 1999 convertible note financing. The significant mark-to market adjustment was driven by the increase in the Company's stock price resulting from the announced planned merger with Pharmacia & Upjohn, Inc. In addition, interest and other expense included a $2.1 million loss on extinguishment of the 5% Senior Custom Convertible Notes due 2000. Monthly interest expense is expected to increase in future periods as a result of the third quarter exercise of note warrants and the continued use of capital lease financing for equipment and facility improvements.

Liquidity and Capital Resources

          At June 30, 1999, the Company had cash, cash equivalents and short-term investments of approximately $47.6 million compared with approximately $47.3 million at December 31, 1998. The net proceeds resulting from the issuance of the 12% Senior Convertible Notes in March 1999 were offset by the net operating losses for the first half.

         Through June 1999, the Company's principal sources of financing have been its initial and follow-on public offerings of Common Stock, private placements of the Company's Preferred and Common Stock and senior convertible notes and funds received under the Company's corporate collaborations. The Company's current principal sources of liquidity are its research and development collaborations with Taiho, Zeneca, Allergan and ASTA Medica, its cash, cash equivalents and short-term investments and capital lease financing. Also, in accordance with the terms of the Merger Agreement, Pharmacia & Upjohn, Inc. will provide up to $35 million in financing during the remainder of 1999 under certain circumstances. The research funding terms under the Allergan and Zeneca collaborations are scheduled to expire in October 1999 and March 2000, respectively. If the funding arrangements are not renewed by these collaborative partners, the Company will scale back its resources dedicated to these programs and reassign these resources to other research and development areas. At June 30, 1999, the Company had capital lease lines of $2.5 million available for the purchase of equipment and facility improvements.

         The Company has entered into license and research agreements whereby the Company funds research projects performed by others or in-licenses compounds from third parties. Some of the agreements may require the Company to make milestone and royalty payments. Under these programs, commitments for external research funding are approximately $1.6 million, $1.5 million and $1.2 million in 1999, 2000 and 2001, respectively. Most of these commitments are cancelable within a three-to-six month period and limit the amounts payable by the Company for sponsored research under the programs after notice of cancellation. The Company anticipates renewing certain contracts that expired in 1997 which will increase future commitments beyond the levels indicated above for 1999 through 2001.

         Net additions of equipment and leasehold improvements for the six months ended June 30, 1999 was $1.6 million compared to $1.7 million spent during the same period last year. The Company expects that its capital additions for 1999 will be lower than that of the prior year as 1998 included costs associated with the completion of the Company's new build-to-suit facility. In April 1999, the Company entered into a third amendment to its facility lease agreement thereby exercising the first of two available expansion options. The Company's obligations and related interest expense will increase in future periods due to the exercise of this expansion option, however this is not expected to have a notable financial impact until early 2000, the targeted completion date of the expansion.

         In the event the merger with Pharmacia & Upjohn is not consummated, the Company estimates that its existing capital resources together with facility and equipment financing that Pharmacia & Upjohn agreed to provide pursuant to the merger agreement expected revenues from current collaborations and net income from investment activities, will be sufficient to fund its planned operations into 2000. However, there can be no assurance that the underlying assumed levels of revenue and expense will prove accurate. Whether or not these assumptions prove to be accurate, in the event the merger with Pharmacia & Upjohn is not consummated, the Company will need to raise substantial additional capital to fund its operations. If necessary, the Company intends to seek such additional funding through collaborative arrangements, public or private equity or debt financings and capital lease transactions; however, there can be no assurance that additional financing will be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to stockholders may result. In addition, in the event that additional funds are obtained through arrangements with collaborative partners, such arrangements may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its research or development programs, which could have a material adverse effect on the Company.

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

         An inventory of business critical financial, informational and operational systems has been completed. This inventory has been prioritized to reflect key items of significance. Compliance analysis is approximately 90% complete for these systems. Remediation activities vary by department; however, on average, remediation activities are approximately 90% complete. Testing of the Company's information technology infrastructure is 100% complete. Testing of business critical application programs began in the second quarter of 1999 and is scheduled to be complete by the fourth quarter of 1999. Contingency planning has begun in the second quarter of 1999. The Company believes that with the completed modifications, the Y2K issue will not pose significant operational problems for its key computer systems and equipment. However, if such modifications and conversions are not made, or are not completed in a timely fashion, the Y2K issue could have a material impact on the operations of the Company, the precise degree of which cannot be known at this time.

         In addition to risks associated with the Company's own computer systems and equipment, the Company has relationships with, and is to varying degrees dependent upon, a large number of third parties that provide information, goods and services to the Company. These include financial institutions, suppliers, vendors and research and development associates. If significant numbers of these third parties experience failures in their computer systems or equipment due to Y2K noncompliance, it could affect the Company's ability to process transactions, manufacture products or engage in similar normal business activities. While some of these risks are outside the control of the Company, the Company has instituted programs, including internal records review and use of external questionnaires, to identify key third parties, assess their level of Y2K compliance, update contracts and address any noncompliance issues. The total cost of the Y2K systems assessments and conversions is funded through operating cash flows and is not expected to exceed $200,000 of which approximately $100,000 has been spent to date. The actual financial impact could, however, exceed this estimate.

         To the extent that the assessment is finalized without identifying any material noncompliant information technology systems operated by the Company or by third parties, the most reasonably likely worst case Y2K scenario is a systematic failure beyond the Company's control, such as prolonged telecommunications or electrical failure. Such a failure could prevent the Company from operating our business. The Company believes that the primary business risks in the event of such failure, would include:

     o Interruption in manufacturing process (clinical supplies, validation and registration runs);

     o  Inability  to  access   clinical   data  to  compile   timely  New  Drug
        Applications;

     o  Inability to conduct research and development experiments; and

     o  Claims of mismanagement, misinterpretation or breach of contract.

         Any of these risks would have a material adverse effect on the Company's business, results of operations and financial condition.

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

         The Company monitors the risks associated with interest rates and foreign currency exchange rate risks and has established policies and business practices to protect against these and other exposures. The Company places its investments in instruments that meet high credit quality standards, as specified in the Company's investment policy guidelines; the policy also limits the amount of credit exposure to any one issue, issuer or type of instrument and does not permit derivative financial instruments in its investment portfolio. As the result, the Company does not expect any material loss with respect to its investment portfolio.

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. For investment securities, the table presents principal cash flows and related weighted-average interest rates by expected maturity dates.



                                                                                                                  Fair
                                                                                            There               Value At
(in millions)                          1999        2000        2001       2002      2003    -after      Total    6/30/99
                                    -------------------------------------------------------------------------------------

Assets

Cash and cash equivalents                $ 18.7      -          -          -          -        -       $ 18.7     $ 18.7
 Weighted average interest rate           4.71%

Short-term investments                   $ 13.8     $  11.5     $  3.3     -          -        -       $ 28.6     $ 28.9
 Weighted average interest rate           4.74%       4.22%      5.09%

Liabilities

12% Senior convertible notes             -           -          -          $ 34.5     -        -       $ 34.5     $ 63.3
 Weighted average interest rate                                               12%


         The Company has no cash flow exposure to interest rate changes on its 12% Senior Convertible Notes. The Company's earnings however are affected by the volatility of its stock price and interest rates as a result of its issuance of warrants to acquire additional 12% Senior Convertible Notes. Due to the high stock price resulting from the pending Pharmacia & Upjohn, Inc. merger, the non-cash mark-to-market adjustment was $12.1 million reflecting the change in fair value of the warrants from March 31, 1999. Although changes in the valuation of this derivative impacted earnings, the Company's cash flow was not affected as reflected in the Company's second quarter financial results. As exercises of these warrants occur, the Company may record an additional non-cash expense for the beneficial conversion feature.

                           PART II. OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 19, 1999, the Company held its 1999 Annual Meeting of Stockholders. The following actions were taken at the meeting:

(a) The following two directors were each elected for a three-year term expiring at the 2002 Annual Meeting of Stockholders:

              1. 14,710,638 shares voted in favor of Jeremy Curnock Cook and 46,515 shares withheld their vote;
              2. 14,709,443 shares voted in favor of Gerald Moller, Ph.D. and 47,710 shares withheld their vote;

         The following individuals' terms of office as directors continued after the meeting:

              Stephen Evans-Freke
              Samuel A. Hamad
              Donald E. Nickelson
              Richard D. Sprizzirri
              Axel Ullrich

(b)
         1. A proposal to approve an amendment to the Company's 1992 Stock Option Plan, as amended, to increase the aggregate number of shares of Common Stock available for issuance by 750,000 shares:
              7,549,044 shares were voted in favor of the proposal, 833,869 shares were voted against the proposal, 32,253 shares abstained and 6,341,987 shares were broker non-votes.

         2. A proposal to approve an amendment to the Company's 1994 Non-Employee Directors' Stock Option Plan, as amended, to provide for automatic and non-discretionary option grants to certain directors who serve on certain committees of the Board of
              Directors: 14,374,606 shares were voted in favor of the proposal, 339,523 shares were voted against the proposal, 43,024 shares abstained and zero shares were broker non-votes.

         3. A proposal to approve an amendment to the Company's Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock available for issuance by 200,000 shares:
              8,190,405 shares were voted in favor of the proposal, 193,396 shares were voted against the proposal, 31,365 shares abstained and 6,341,987 were broker non-votes.

         4. The ratification of the selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended December 31, 1999: 14,709,526 shares were voted in favor of the proposal, 26,900 shares were voted against the proposal, 20,727 shares abstained and zero shares were broker non-votes.

                           PART II. OTHER INFORMATION

Item 5.       OTHER INFORMATION

              Dr. Heinrich Kuhn resigned from the Company's Board of Directors effective April 22, 1999, coinciding with his retirement from the Max-Planck Society.

              Effective April 19, 1999, the Company's Board of Directors appointed Gerald H. Moller, Ph.D. and Samuel A. Hamad to its Board of Directors.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

         Exhibit Number                      Description
         --------------                      -----------
              3.1          Restated Certificate of Incorporation (2)
              3.2(ii)      Bylaws of the Registrant (1)

              3.3          Certificate   of   Designation  of  Series  A  Junior
                           Participating Preferred Stock of the Registrant (3)

              10.85 Agreement and Plan of Merger, dated June 15, 1999, by and among the Registrant, Pharmacia & Upjohn, Inc., a Delaware corporation, and University Acquisition Corp., a Delaware corporation. (4)

              10.86 Stock Option Agreement, dated June 15, 1999, by and between Parent and the Registrant. (4)
         --------------
              (1) Incorporated by reference to identically numbered exhibits filed in response to Item 16 "Exhibits" of the Company's Registration Statement on Form S-1, as amended (File Number 33-77074), which became effective October 4, 1994.
              (2) Incorporated by reference to identically numbered exhibits filed in response to Item 14 "Exhibits" of the Company's Annual Report of Form 10-K for the year ended December 31, 1994.
              (3) Filed as an exhibit to the Form 8-K Current Report dated July 26, 1995 and incorporated herein by reference.
              (4) Filed as an exhibit to the Form 8-K Current Report dated June 15, 1999 and incorporated herein by reference.

(b)           Reports on Form 8-K
              SUGEN, Inc. filed a Current Report on Form 8-K, dated June 15, 1999, with respect to its announcement that it had entered into an Agreement and Plan of Merger on June 15, 1999 with Pharmacia & Upjohn, Inc., a Delaware corporation and University Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Pharmacia & Upjohn, Inc.

              The Company filed a Current Report on Form 8-K, dated July 28, 1999, with respect to its announcement of its financial results for the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 10, 1999                      SUGEN, Inc.
       ---------------------------------




By:     /s/ Stephen Evans-Freke              By:    /s/ James L. Knighton
       ---------------------------------           -----------------------------
       Stephen Evans-Freke                         James L. Knighton
       Chairman of the Board and                   Senior Vice President and
       Principal Executive Officer                 Principal Financial Officer

                                  SUGEN, Inc.

                                  EXHIBIT INDEX


      Exhibit Number                      Description
      --------------                      -----------

         3.1             Restated Certificate of Incorporation (2)
         3.2(ii)         Bylaws of the Registrant (1)
         3.3             Certificate   of   Designation   of   Series  A  Junior
                         Participating Preferred Stock of the Registrant (3)
         10.85           Agreement  and Plan of Merger,  dated June 15, 1999, by
                         and among the Registrant,  Pharmacia & Upjohn,  Inc., a
                         Delaware corporation, and University Acquisition Corp.,
                         a Delaware corporation.(4)
         10.86           Stock Option  Agreement,  dated June 15,  1999,  by and
                         between Parent and the Registrant. (4)
      --------------
         (1)             Incorporated  by  reference  to  identically   numbered
                         exhibits filed in response to Item 16 "Exhibits" of the
                         Company's   Registration  Statement  on  Form  S-1,  as
                         amended (File Number 33-77074),  which became effective
                         October 4, 1994.
         (2)             Incorporated  by  reference  to  identically   numbered
                         exhibits filed in response to Item 14 "Exhibits" of the
                         Company's Annual Report of Form 10-K for the year ended
                         December 31, 1994.
         (3)             Filed as an  exhibit  to the Form  8-K  Current  Report
                         dated  July  26,  1995  and   incorporated   herein  by
                         reference.
         (4)             Filed as an  exhibit  to the Form  8-K  Current  Report
                         dated  June  15,  1999  and   incorporated   herein  by
                         reference.